Form 10-Q
period 2010-11-30
JA Energy
filed 2011-01-18
CIK 1500242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number   333-169485

                                   JA ENERGY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          27-3349143
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                4800 W. Dewey Drive, Las Vegas, NV      89118
              ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 358-8775

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of January 14, 2011, the registrant's outstanding common stock consisted of zero (0) shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                                 JA Energy
                             Index to Form 10-Q
              For the Quarterly Period Ended November 30, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of November 30, 2010 and August 31, 2010             3

   Statements of Operations for the three months ended November 30, 2010
   and from Inception(August 26, 2010) to November 30, 2010               4

   Statements of Stockholders' Equity                                     5

   Statements of Cash Flows for the three months ended November 30, 2010
   and from Inception(August 26, 2010) to November 30, 2010               6

   Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      21

Item 4.  Controls and Procedures                                         21

Part II  Other Information

Item 1.  Legal Proceedings                                               25

Item 1A.  Risk Factors                                                   25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     25

Item 3 -- Defaults Upon Senior Securities                                25

Item 4 -- Submission of Matters to a Vote of Security Holders            25

Item 5 -- Other Information                                              25

Item 6.  Exhibits                                                        26

Signatures                                                               27


Part I.  Financial Information

Item 1.  Financial Statements

                                JA Energy
                       (A Development Stage Company)
                               Balance Sheets

                                                 November 30,    August 31,
                                                     2010          2010
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
Assets

Current assets:
   Cash and equivalents                         $          -   $          -
                                                -------------  -------------
     Total current assets                                  -              -

Total assets                                    $          -   $          -
                                                =============  =============

Liabilities and Stockholders' Deficit

Current liabilities:
   Accrued expense                              $      1,750   $      2,500
                                                -------------  -------------
     Total current liabilities                         1,750          2,500
                                                -------------  -------------
Total liabilities                               $      1,750   $      2,500
                                                =============  =============

Stockholders' deficit:
   Preferred stock, $0.001 par value,
    5,000,000 shares authorized, none issued               -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, none issued and
    outstanding as of 11/30/10 and 8/31/10,
    respectively                                           -              -
   Additional paid-in capital                          2,825            325
   Deficit accumulated during development
    stage                                             (4,575)        (2,825)
                                                -------------  -------------
   Total stockholders' deficit                        (1,750)        (2,500)
                                                -------------  -------------
Total liabilities and stockholders' deficit     $          -   $          -
                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                           For the three    From Inception
                                            months ended   (August 26, 2010)
                                            November 30,    to November 30,
                                                2010              2010
                                          ----------------  ----------------
Revenue                                   $             -   $             -
                                          ----------------  ----------------

Expenses:
  General & administrative                          1,750             4,575
                                          ----------------  ----------------
     Total expenses                                 1,750             4,575
                                          ----------------  ----------------

Net loss                                  $        (1,750)  $        (4,575)
                                          ================  ================

Weighted average number of
 common shares outstanding-basic                        0
                                          ================

Net loss per share-basic                  $         (0.00)
                                          ================










  The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)


                                           For the three    From Inception
                                            months ended   (August 26, 2010)
                                            November 30,    to November 30,
                                                2010              2010
                                          ----------------  ----------------
Operating activities:
Net loss                                  $        (1,750)  $        (4,575)
Adjustments to reconcile net loss
 to net cash used by operating activities:
   Increase in accrued expense                       (750)            1,750
                                          ----------------  ----------------

Net cash used by operating activities              (2,500)           (2,825)
                                          ----------------  ----------------

Financing activities:
Additional paid-in capital                          2,500             2,825
                                          ----------------  ----------------
Net cash provided by financing activities           2,500             2,825
                                          ----------------  ----------------

Net increase (decrease) in cash                         -                 -
Cash - beginning                                        -                 -
                                          ----------------  ----------------
Cash - ending                             $             -   $             -
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================
   Non-cash transactions                  $             -   $             -
                                          ================  ================






  The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                            November 30, 2010
                               (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements filed therewith along with the amended S-1 registration statement. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that
may be expected for the year ending August 31, 2011.   The Company is a
development stage company, as defined in FASB ASC 915 "Development Stage Entities."


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,575. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                            November 30, 2010
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Use of Estimates
----------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Advertising
-----------
Advertising costs are expensed when incurred. The Company has not incurred any advertising expenses since inception.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year end
--------
The Company's fiscal year-end is August 31.

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                            November 30, 2010
                               (Unaudited)


Recent Accounting Pronouncements
--------------------------------

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


NOTE 4 - Stockholders' Deficit

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

There have been no issuances of common or preferred stock.

On August 26, 2010, a director of the Company contributed capital of $325 for incorporating fees.

On November 8, 2010, a director of the Company contributed capital of $2,500 for audit fees.


NOTE 5.   Related Party Transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.
All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Overview of Current Operations
------------------------------

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation.


JA Energy Business Plan
-----------------------

JA Energy will manufacture and sell the Modular Distillation Units ("MDU"), and Hydroponics Greenhouse packages to individuals, non profit organizations or companies. The company will organize and manage farm cooperatives for the growing of Jerusalem Artichoke, which will be used in the MDU to produce ethanol. JA Energy plans to use a patented varietal Jerusalem Artichoke to control the expansion of the crop. Additionally, JA Energy will manage the processing the crop in the field, separating the pulp from the juice (the equipment is unique to this application). The "juice" will be harvest by a harvester which separates the juice for the plant pulp. The juice is transferred via the harvester to an accompanying tank truck. When each tank truck is filled it then drives to the centrally located processing plant.
The juice will be transported to a centrally located processing plant to condense the juice to a syrup (JA Energy plans to apply for patent on this process). The "syrup" once processed will be packaged in containers commonly called totes (used primarily for the shipping of molasses). These totes will be shipped to the various MDU locations via trucking companies contracted by the cooperative for processing into ethanol.

The varietal Jerusalem Artichoke is a nonflowering plant. The Jerusalem Artichoke is a relative of the Sunflower and is not related to the the Globe Artichoke. It sets itself apart from all other varietals of the plant. The unique characteristic will make unauthorized use of the plant easier to detect. Jerusalem Artichoke normally produces a flower that has infertile seeds, requiring the crop to be expanded by using the root systems (tubers) similarly to the way potatoes are grown. Only authorized growers will be allowed to plant the crop. Limiting the number of growers and the acreage they are authorized to plant will control the expansion of the crop.

The Jerusalem Artichoke does not produce an oil. The inulin is converted in to ethanol, at a rate of 1,200 gallons of ethanol per acre per USDA statistics. The crop is used one hundred percent and there are no waste by-products. The stalks are juiced and processed into a syrup or directly into ethanol via distillation. The pulp of the stalks is used for cattle feed comparable to distillers grains. The root tubers are used a seed for planting next seasons' crop. Once the rate of cultivation slows the root tubers will be used for chicken or hog feed, and can be processed into a gluden free flour. JA Energy Inc. does not intend to be involved in these other areas.

The greenhouse gases from the distillation process are redirected into a hydroponics greenhouse that is attached to the modular distillation unit as is the liquid residue. The entire process is free of waste products, even the plant material for the greenhouses will be collected and mulched.

The condensed syrup will be packaged similarly to molasses and shipped by common carrier to modular distillation units that have contracted for the syrup. Each modular distillation unit will be purchased from JA Energy to be operated by the purchaser.

We plan to establish small portable conversion plants in inner-cities. We plan to begin this program in Nevada. The conversion plants can only convert a limited amount of artichoke extract to ethanol. We plan to have one of these portable conversion plants in operation during 2011. We shall be targeting local charities to assist in the payment and operations of this facility. We expect each facility will require six employees to operate the distilling equipment. The first unit was constructed and has been tested by Green Global Systems LLC. Mr. Lusk is currently a member of Green Global Systems and controls 50% of this limited liability company. Green Global Systems LLC had built a MDU using the specifications of a patent owned by our CEO. The cost of construction for the first unit was $35,000. Although Green Global Systems LLC spent $94,000 in research and development costs to build the first MDU. Now that the first prototype has been built, we have costed out the process to construct a small distillation unit and we believe we can produce units for $25,000. The MDU is currently under the control of Green Global Systems, LLC which has agreed to a buyout of their interest for the amount of funds expended. We have identified a company that construct
the unit for us at this cost.   The Company plans to setup a Modular
Distillation Unit which was manufactured and tested by Green Global Systems, LLC, in Central Nevada. The unit will be permanently housed in Central Nevada as part of the company's demonstration and training facility. The unit will be operated by the Company. The Company will apply for the applicable permits for operation and use the ethanol produced as fuel to deliver the fruit and vegetables grown in the hydroponics greenhouses to customers in Las Vegas. The Company plans to lease 50 acres for a demonstration crop to supply the Jerusalem Artichoke juice. The company plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs.

Management has identified land in Caliente, Lincoln County, Nevada it can lease land to begin its first planting. This land is arid and suitable for growing artichokes. The company plans to form farmer cooperatives where the farmers will own 90% of crop grown and the company will own 10% of the crop. The farmers will be responsible for all the funding or financing to establish the processing plant and acquire the necessary equipment. The company plans to sign management agreements with the cooperatives whereby the Company will have control of processing production. The agreements will be for ten years with an option to renew for an additional ten years. The management of the cooperatives will require the farmers to create a board of directors for each cooperative. The purpose of the board is to give guidance to management.

The farmers will be compensated by the amount of dry matter and juice their acreage produces. Dry matter will be valued by the ton while the juice will be by volume. The farmers are responsible for the cultivation of their farms. The cooperative will be responsible for the selling of the syrup, cattle feed (pulp), and tubers.

Since Jerusalem Artichokes grow like weeds, their stalks will provide three harvests during one calendar year. At the end of the calendar year, the remaining stalks (tuber) in the field can be used as seeds to multiply the harvest in the following year by twenty percent. When the harvest stalks are harvested, the harvesting machinery will divide the harvest into two parts: 1) animal feeds; and 2) juice that can be condense into syrup.
The artichoke juice has a short shelf-life, as compared to the syrup that can be stored for a longer length of time. The Company has developed a small [size of a tractor trailer] distiller that can convert the artichoke syrup into 1,000 gallons of ethanol per week. The MDU was tested using molasses as the distillation feedstock. The test was for the efficiency of the MDU, which is designed to distill a variety of feedstocks. The unit will distill at a rate of 144 gallons per day which is the 1,000 gallons per week rate. The Company plans to control the harvesting of the crop via the management agreements with the cooperatives. At this time, the Company does not plan own or operate its own harvesting machinery.

We developed a model based on 50 acres of the Jerusalem artichoke crop. Based on three harvests, we believe this would produce a total 50,000 gallons of ethanol per year on 50 acres of land. We estimate our total operating costs, including equipment depreciation, seeds, costs to harvest and, overhead costs will equate to $1.24 per gallon. We estimate the residual animal feed for the 50 acres after costs will equal $23,120. Therefore, based on the current market price of ethanol of $1.80 per gallon, we estimate our 50 acres will yield 50,000 gallons per year with a profit of $0.56 per gallon or $28,000 plus $23,120 in residual animal feed.

This estimated operating costs to produce one gallon of ethanol includes the necessary energy and water inputs. The energy cost savings associated with the MDU is derived from a design methodology to introduce distillate into the still area. This method of heating and the redirection of the waste heat into heat exchangers reduces the energy costs, which increase the effectiveness of the distillation process.

Jerusalem artichoke
-------------------

The Jerusalem Artichoke is a relative of the Sunflower, it is considered a perennial native sunflower species, and is not related to the Globe Artichoke. This plant begins it growth from its underground roots. The plant produces a product called inulin, which is a white, starchlike
polysaccharide that yields very sweet sugar called fructose.   The plant
stores the inulin in its stem until it flowers. When the plant begins to flower, the inulin is then translocated to the tuber, which are the roots of the plant.

Jerusalem Artichoke stalk must be cut above the underground stems immediately before the plant flowers to retain all of the sugar in the stalk; the stalk is then ground in a hammermill to release the sugars from the center of the stalk; the sugar juices from the hammermill are collected; the remaining mass of the center of the stalk, and bark is squeezed to remove the remaining sugar juices; the entire collected sugar juice is then processed by heating and adding yeast, then fermenting. The remaining product is then distilled to produce ethanol. The method produces the maximum quantity of high grade ethanol per acre of plant of any known plant source.

Management has identified a varietal Jerusalem Artichoke, which regulates flowering and the translocation of sugars in the plant. This varietal Jerusalem Artichoke contains genes that prolong the growing season, increase sugar production, and delay the translocation of sugars.

Management is considering the purchase varietal Jerusalem Artichoke seeds from a supplier in New Zealand, who holds the patent on this varietal Jerusalem Artichoke. At this time, we have not entered into any formal agreement with this supplier. As a back-up, we are trying to identify other varieties of the Jerusalem Artichoke seeds currently available in the U.S. The primary reason for the use of this varietal, is that, it is the only nonflowering variety. This unique characteristic provides the company greater control on the expansion of the crop.


Farm Cooperative Business Strategy
----------------------------------

The Company plans to organize and manage Jerusalem Artichoke farm cooperatives under a management agreement with the cooperatives. The
Company will hold a ten percent organizers share of the ownership of the cooperatives, in addition to being compensated as the manager. Each cooperative will have am advisory board to work with the contracted management team to advance the interest of the cooperative. Management is not aware of any Jerusalem Artichoke Growers cooperatives in the U.S. There is a farm association of Jerusalem Artichoke Growers on the East Coast. The uses of Jerusalem Artichokes include: animal feed usually grown by the user, health food produce, a flour used for a diabetic sensitive pasta and a by-product used in health foods.

Management is currently exploring opportunities for the establishment of growing districts. The control of establishing growing districts is important to the Company's business plan. An over-supply of the crop would depress prices and have an adverse effect on the future of Jerusalem Artichoke as a source of ethanol. Management expects to have the first growing districts in place by the 2012 growing season. The 2011 growing season will be dedicated to fifty acres, in Central Nevada for the sole purpose of producing crops to demonstrate the process.

The cooperatives will be organized similarly to the Citrus Growers cooperatives. For example, the Citrus Growers cooperatives are responsible for the farming or cultivation of the crop, and the cooperative is responsible for the harvesting and marketing the crop. Using this model, the cooperative members will be able to finance and share the costs for the equipment necessary for the harvesting and processing of the crop on a larger scale, while being freed of the marketing of the crop to the end user.

MDU unit purchaser needs to have a reliable supply of syrup for the production of ethanol. In order to help create reliable supplies of the syrup, the Company plans to place these contracts with the cooperatives, thereby matching customer with producer.

Each cooperative will be organized in a hub and spoke structure. The processing plant will be located as close as possible to the center of a growing district. The size of the growing district is expected not to exceed a twenty-five mile radius. This will reduce the transportation costs from the field to the condensing facilities. The facilities will be designed in such a manner that they can be expanded to accommodate addition cooperative growers.

The marketing will be done at a centralized marketing location to gain economies of scales. Each cooperative may elect to process their crop.
The by-products of the tuber (root system) and the pulp portion of the crop
are currently being researched to identify other commercial uses.   Once a
commercial size crop is grown, the by-products from the crop itself can offer the cooperatives another source of revenue.


The Ethanol Market
------------------

Ethanol is produced from starch or sugar-based feed products such as corn, potatoes, wheat, and sorghum, artichokes as well as from agricultural waste products including sugar, rice straw, cheese whey, beverage wastes and forestry and paper wastes. Historically, corn has been the primary source because of its relatively low cost, wide availability and ability to produce large quantities of carbohydrates that convert into glucose more easily than other products. Management believes that Jerusalem Artichokes, in which its stalks can be harvested three times per year, and can be grown in an arid climate offer a high percent of end product that can be converted into ethanol.

Ethanol has been utilized as a fuel additive since the late 1970's when its value as a product extender for gasoline was discovered during the OPEC oil embargo crisis. In the 1980's, ethanol began to see widespread use as an octane enhancer, replacing other environmentally harmful components in gasoline such as lead and benzene. Ethanol's use as an oxygenate continued to increase with the passage of the Clean Air Act Amendments of 1990, which required the addition of oxygenates to gasoline in the nation's most polluted areas. Ethanol contains approximately 35% oxygen and when combined with gasoline, it acts as an oxygenate that increases the percentage of oxygen in gasoline. As a result, the gasoline burns cleaner and releases less carbon monoxide and other exhaust emissions into the atmosphere. Although not all scientists agree about the existence or extent of environmental benefits associated with its use, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions.


Ethanol Pricing
---------------

The price of ethanol tends to be volatile. Historically, ethanol prices have tended to correlate with wholesale gasoline prices, due largely to the primary use of ethanol as an additive to gasoline. Over the last couple of years, however, as ethanol production has expanded rapidly, ethanol prices have been particularly volatile and ethanol and gasoline prices have at times diverged significantly.


Sales and Marketing
-------------------

We plan to establish small portable conversion plants in inner-cities. We plan to begin this program in Nevada. Working with City redevelopment agencies and nonprofits organization to establish MDU's in their jurisdiction the community will help create jobs.

Once these units are established management hopes other communities will see the value of participating. If there is increased demand for the MDUs, the amount of crop acreage will be expanded creating jobs in the rural communities. The ethanol produced can be sold to local fuel blenders or to the municipalities for use in their fleets.

The conversion plants can only convert a limited amount of artichoke extract to ethanol. We plan to have one of these portable conversion plants in operation during 2011. We shall be soliciting local charities to purchase a small portable conversion plant. In this sense, we expect each conversion plant will require six employees to operate the distilling equipment. This will provide new jobs in the inner-cities, and the charities will have an opportunity to make money for their organizations by owning a small ethanol distilling plant.

The marketing will be expanded to areas outside the inner cities, such as Indian Reservation where there is also a need for fresh produce and jobs. Beyond those areas the company intends to market to individuals or business that what to operate one of the MDU sites.

Competition
-----------

We expect to be in direct competition with producers of ethanol and other alternative fuel additives. Many of these producers have significantly greater resources than we do. We also expect the number of competitors to increase. The development of other ethanol plants, particularly those in close proximity to our ethanol plant, will increase the supply of ethanol and may result in lower local ethanol prices. Ethanol plants in close proximity will also compete with us for, among other things, resources and personnel. Because of their close proximity, these competitors may also be more likely to sell to the same markets that we intend to target for our ethanol product.

We will be in direct competition with numerous other ethanol plants. We plan to compete with other ethanol producers on the basis of price and delivery service. We believe that we will be able, if necessary, to sell some of our products at lower prices because of the amount of sugar available in the Jerusalem Artichoke. This is primarily due to the fact that the Jerusalem Artichoke can be harvested three times in the same year, and the average yield of alcohol per acre for the Jerusalem Artichoke is 1,200 gallons, as compared to Sugarcane (Hawaii) that yields 889 gallons per acre; sugar cane
(Louisiana) that yields 555 gallons per acre; sugar beet that yields 412 gallons per acre; and corn that yield 400 gallons per acre, according the USDA.

As of March 2007, according to the Renewable Fuels Association, 114 U.S. ethanol plants have the capacity to produce approximately 5.6 billion gallons of ethanol annually, with another 87 plants under construction or expansion expected to add approximately 6.4 billion more gallons of annual productive capacity. A majority of the ethanol production capacity is located in the Midwest, in the corn-producing states of Illinois, Iowa, Minnesota, Nebraska and South Dakota. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC., Cargill, Inc., Hawkeye Renewables, LLC, New Energy Corp., US BioEnergy Corp. and VeraSun Energy Corporation.

We may also compete with ethanol that is produced or processed in certain countries in Central America and the Caribbean region, Brazil and other countries. Ethanol produced in the Caribbean basin and Central America may be imported into the United States at low tariff rates or free of tariffs under the Caribbean Basin Initiative and the Dominican Republic-Central America-United States Free Trade Agreement. According to the Renewable Fuels Association, Brazil produced approximately 4.5 billion gallons of ethanol in 2006. Although tariffs presently impede large imports of Brazilian ethanol into the United States, low production costs, other market factors or tariff reductions could make ethanol imports from various countries a major competitive factor in the U.S.

Alternative Fuel Additives
--------------------------

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by various ethanol and oil companies that have far greater resources than we do. New products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.


PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

Mr. James Lusk, our CEO has filed for a patent for the modular distillation unit and accompanying hydroponics greenhouse. Upon the completion of the spin-off these pending patent rights will be assigned to the Company. Mr. James Lusk will not seek any consideration for this assignment, and plans to donate the patent to the Company.

Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major ethanol producers. We will attempt to protect proprietary and intellectual property rights to manufacturing processes by applying for a process patent. Despite these precautions, existing patent laws afford only limited practical protection in certain countries. We also plan to conduct business in other countries in which there is little patent protection. As a result, it may be possible for unauthorized third parties to copy and distribute our processes and artichoke seeds, which could have a material adverse effect on our business, results of operations and financial condition. We do not own the process for enhancing yields of sugar production from the Jerusalem Artichoke seed we plan to utilize. The referenced varietal is covered by a patent filing in New Zealand and the patent holder is currently pursuing a patent in the United States.

Despite measures we have taken to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations for the quarter ended November 30, 2010
--------------------------------------------------------------

During the three month period ended November 30, 2010, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended November 30, 2010, the Company generated no revenues. During the three months ended November 30, 2010, the Company had expenses of $1,750. These expenses represented review fees to keep the Company full reporting. Since the Company's inception on August 26, 2010, the Company experienced a net lost $(4,575).


Revenues
--------

The Company has generated no revenues since its inception. As of November 30, 2010, the Company had an accumulated deficit of $(4,575) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company seeks financing to execute its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Management intends to personally finance JA Energy, without seeking reimbursement, to ensure that the Company has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its fully reporting obligations in its normal course of business.


JA Energy Funding Requirements
------------------------------

JA Energy needs funding to fully execute its business plan. JA Energy will require at least $1,500,000 to acquire other business opportunities, market its services and build a client base.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

JA Energy plans manufacture and sell the Modular Distillation Units which will convert Jerusalem Artichokes into ethanol. The Modular Distillation Units have been designed and a prototype has been built. The Company needs to raise funding to purchase this unit. The Company does not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

With the exception of Modular Distillation Units, we do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of November 30, 2010, we did not have any employees. We are dependent upon our directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of January 14, 2011, the Company has no shares of common stock issued and outstanding. The Company filed a Registration Statement on Form S-1, which became effective on January 5, 2011. The Company is a spin-off of Reshoot Production, a Nevada Corporation. Shareholders who own stock in Reshoot Production, as of the January 27, 2011 record date, will receive one-point-four (1.4) common shares, par value $0.001, of JA Energy common stock for every share of Reshoot Production Company common stock owned. The JA Energy stock dividend will be based on 47,033,334 shares of Reshoot Production Company common stock that are issued and outstanding as of the Record Date. Following the issuance of the stock dividend, JA Energy will have 65,846,667 common shares issued and outstanding. Reshoot Production Company will retain no ownership in JA Energy following the spin-off. Further, JA Energy will no longer be a subsidiary of Reshoot Production Company.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Our Chief Executive Officer has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended November 30, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal period ended November 30, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This amended quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form S-1/A for the fiscal year ended August 31, 2010 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders


Item 5 -- Other Information

The Company filed its initial Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission on September 20, 2010. The Registration Statement was declared effective on January 5, 2011.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
3.1        Articles of Incorporation,           S-1    8/31/10   3.1   9/20/10
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                               S-1    8/31/10   3.2   9/20/10
           as currently in effect
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  JA Energy
                                          --------------------------
                                                  Registrant


Date:  January 14, 2011          By:  /s/ James Lusk
       ----------------          -------------------------------------------
                                          James Lusk
                                          Title: Chief Executive Officer
                                          President and Director
                                          Principal Executive, Financial,
                                          and Accounting Officer