Form 10-Q
period 2011-02-28
JA Energy
filed 2011-04-19
CIK 1500242

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

                For the quarterly period ended February 28, 2011

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   000-54236

                                   JA ENERGY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of April 18, 2011, the registrant's outstanding common stock consisted of 65,846,703 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                                 JA Energy
                             Index to Form 10-Q
              For the Quarterly Period Ended February 28, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of February 28, 2011 and August 31, 2010             3

   Statements of Operations for the three months and six months
     ended February 28, 2011                                              4

   Statements of Cash Flows for the six months
    ended February 28, 2011                                               5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      21

Item 4.  Controls and Procedures                                         21

Part II  Other Information

Item 1.  Legal Proceedings                                               25

Item 1A.  Risk Factors                                                   25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     25

Item 3 -- Defaults Upon Senior Securities                                25

Item 4 -- Submission of Matters to a Vote of Security Holders            25

Item 5 -- Other Information                                              25

Item 6.  Exhibits                                                        26

Signatures                                                               27


Part I.  Financial Information

Item 1.  Financial Statements

                                JA Energy
                       (A Development Stage Company)
                               Balance Sheets

                                                 February 28,    August 31,
                                                     2011          2010
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
Assets

Current assets:
   Cash and equivalents                         $          -   $          -
                                                -------------  -------------
     Total current assets                                  -              -

Total assets                                    $          -   $          -
                                                =============  =============

Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued expenses        $         25   $      2,500
                                                -------------  -------------
     Total current liabilities                            25          2,500
                                                -------------  -------------
Total liabilities                               $         25   $      2,500
                                                =============  =============

Stockholders' deficit:
   Preferred stock, $0.001 par value,
    5,000,000 shares authorized, none issued               -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 65,846,703 and 0 issued and
    outstanding as of 2/28/11 and 8/31/10,
    respectively                                      65,847              -
   Additional paid-in capital                        (59,157)           325
   Deficit accumulated during development
    stage                                             (6,715)        (2,825)
                                                -------------  -------------
   Total stockholders' deficit                           (25)        (2,500)
                                                -------------  -------------
Total liabilities and stockholders' deficit     $          -   $          -
                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                          For the three     For the six     From Inception
                          months ended      months ended   (August 26, 2010)
                          February 28,      February 28,    to February 28,
                              2011              2011              2011
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
  General &
   administrative                 2,140             3,890             6,715
                        ----------------  ----------------  ----------------
     Total expenses               2,140             3,890             6,715
                        ----------------  ----------------  ----------------

Net loss                $        (2,140)  $        (3,890)  $        (6,715)
                        ================  ================  ================

Weighted average
 number of
 common shares
 outstanding-basic           21,217,271        10,550,024
                        ================  ================

Net loss per
 share-basic            $         (0.00)  $         (0.00)
                        ================  ================








  The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)


                                            For the six     From Inception
                                            months ended   (August 26, 2010)
                                            February 28,    to February 28,
                                                2011              2011
                                          ----------------  ----------------
Operating activities:
Net loss                                  $        (3,890)  $        (6,715)
Adjustments to reconcile net loss
 to net cash used by operating activities:
   Increase/(Decrease) in accounts payable         (2,475)                25
   Increase in accrued expense                          -              -
                                          ----------------  ----------------

Net cash used by operating activities              (6,365)           (6,690)
                                          ----------------  ----------------

Financing activities:
Additional paid in capital                          6,365             6,690
                                          ----------------  ----------------
Net cash provided by financing activities           6,365             6,690
                                          ----------------  ----------------

Net increase (decrease) in cash                         -                 -
Cash - beginning                                        -                 -
                                          ----------------  ----------------
Cash - ending                             $             -   $             -
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================
   Stock issued in spin off               $        65,847   $        65,847
                                          ================  ================

   Non-cash transactions                  $             -   $             -
                                          ================  ================



  The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                            February 28, 2011
                               (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements filed therewith along with the amended S-1 registration statement. Operating results for the six months ended February 28, 2011 are not necessarily indicative of the results that
may be expected for the year ending August 31, 2011.   The Company is a
development stage company, as defined in FASB ASC 915 "Development Stage Entities."


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $6,715. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                            February 28, 2011
                               (Unaudited)


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

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                            February 28, 2011
                              (Unaudited)


NOTE 4 - Stockholders' Deficit

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On August 26, 2010, a director of the Company contributed capital of $325 for incorporating fees.

On November 8, 2010, a director of the Company contributed capital of $2,500 for audit fees.

On January 14, 2011, a director of the Company contributed capital of $3,865 for transfer and audit fees.

The Company was a subsidiary of Reshoot Production Company. On January 31, 2011, the record shareholders of Reshoot Production Company received a spin off dividend of one point 4 (1.4) common share, par value $0.001, of JA Energy common stock for every share of Reshoot Production Company common stock owned for a total 65,846,703 common shares issued.

There have been no other issuances of preferred or common stock.


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

On January 14, 2011, a director of the Company contributed capital of $3,865 for transfer and audit fees.

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

Results of Operations
---------------------

Overview of Current Operations
------------------------------

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation.

JA Energy Business Plan
-----------------------

JA Energy plans to manufacture and sell the Modular Distillation Units ("MDU"), and Hydroponics Greenhouse packages to individuals, non profit organizations or companies. The company will organize and manage farm cooperatives for the growing of Jerusalem Artichoke, which will be used in the MDU to produce ethanol. JA Energy plans to use a patented varietal Jerusalem Artichoke to control the expansion of the crop. Additionally, JA Energy will manage the processing the crop in the field, separating the pulp from the juice (the equipment is unique to this application). The "juice" will be harvest by a harvester which separates the juice for the plant pulp. The juice is transferred via the harvester to an accompanying tank truck. When each tank truck is filled it then drives to the centrally located processing plant. The juice will be transported to a centrally located processing plant to condense the juice to a syrup (JA Energy plans to apply for patent on this process). The "syrup" once processed will be packaged in containers commonly called totes (used primarily for the shipping of molasses). These totes will be shipped to the various MDU locations via trucking companies contracted by the cooperative for processing into ethanol.

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

The Jerusalem Artichoke does not produce an oil. The inulin is converted in to ethanol, at a rate of 1,200 gallons of ethanol per acre per USDA statistics. The crop is used one hundred percent and there are no waste by-products. The stalks are juiced and processed into a syrup or directly into ethanol via distillation. The pulp of the stalks is used for cattle feed comparable to distillers grains. The root tubers are used to seed for planting next seasons' crop. Once the rate of cultivation slows the root tubers will be used for chicken or hog feed, and can be processed into a gluden free flour. JA Energy Inc. does not intend to be involved in these other areas.

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

Since Jerusalem Artichokes grow like weeds, their stalks will provide three harvests during one calendar year. At the end of the calendar year, the remaining stalks (tuber) in the field can be used as seeds to multiply the harvest in the following year by twenty percent. When the harvest stalks are harvested, the harvesting machinery will divide the harvest into two parts: 1) animal feeds; and 2) juice that can be condense into syrup.
The artichoke juice has a short shelf-life, as compared to the syrup that can be stored for a longer length of time. The Company has developed a small [size of a tractor trailer] distiller that can convert the artichoke syrup into 1,000 gallons of ethanol per week. The MDU was tested using molasses as the distillation feedstock. The test was for the efficiency of the MDU, which is designed to distill a variety of feedstocks. The unit will distill at a rate of 144 gallons per day which is the 1,000 gallons per week rate. The Company plans to control the harvesting of the crop via the management agreements with the cooperatives. At this time, the Company does not plan to own or operate its own harvesting machinery.

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

Each cooperative will be organized in a hub and spoke structure. The processing plant will be located as close as possible to the center of a growing district. The size of the growing district is expected not to exceed a twenty-five mile radius. This will reduce the transportation costs from the field to the condensing facilities. The facilities will be designed in such a manner that they can be expanded to accommodate additional cooperative growers.

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

Results of Operations for the quarter ended February 28, 2011
-------------------------------------------------------------

During the six month period ended February 28, 2011, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent six month operating period ended February 28, 2011, the Company generated no revenues. During the three months ended February 28, 2011, the Company had expenses of $2,140. During the six months ended February 28, 2011, the Company had expenses of $3,890. These expenses represented audit fees to keep the Company full reporting.

Since the Company's inception, on August 26, 2010, the Company experienced a net loss of $(6,715).


Revenues
--------

The Company has generated no revenues since its inception. As of February 28, 2011, the Company had an accumulated deficit of $(6,715) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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


Significant changes in the number of employees.
-----------------------------------------------

As of February 28, 2011, we did not have any employees. We are dependent upon our directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

As of February 28, 2011 the Company has no assets and liabilities of $25. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of April 18, 2011, the Company has 65,846,703 shares of common stock issued and outstanding. The Company filed a Registration Statement on Form S-1, which became effective on January 5, 2011. The Company is a spin-off of Reshoot Production, a Nevada Corporation. Reshoot Production Company retained no ownership in JA Energy following the spin-off. Further, JA Energy is no longer a subsidiary of Reshoot Production Company.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended
February 28, 2011. No officer or director received stock options or other non-cash compensation since the Company's inception through February 28, 2011. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended February 28, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

Item 4 -- Submission of Matters to a Vote of Security Holders
None.

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

                                                  JA Energy
                                          --------------------------
                                                  Registrant


Date:  April 18, 2011          By:  /s/ James Lusk
       --------------          ------------------------------------------
                                          James Lusk
                                          Title: Chief Executive Officer
                                          President and Director
                                          Principal Executive, Financial,
                                          and Accounting Officer