Form 10-Q
period 2011-05-31
JA Energy
filed 2011-09-07
CIK 1500242

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

                 For the quarterly period ended May 31, 2011

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

                 7495 W. Azure Dr., Suite 110, Las Vegas, NV 89130
              ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 515-4036

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

As of September 1, 2011, the registrant's outstanding common stock consisted of 31,156,703 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                                 JA Energy
                             Index to Form 10-Q
                 For the Quarterly Period Ended May 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of May 31, 2011 and August 31, 2010                  3

   Statements of Operations for the three months and nine months
     ended May 31, 2011                                                   4

   Statements of Cash Flows for the nine months
    ended May 31, 2011                                                    5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      21

Item 4.  Controls and Procedures                                         21

Part II  Other Information

Item 1.  Legal Proceedings                                               25

Item 1A.  Risk Factors                                                   25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     25

Item 3 -- Defaults Upon Senior Securities                                25

Item 4 -- Submission of Matters to a Vote of Security Holders            25

Item 5 -- Other Information                                              25

Item 6.  Exhibits                                                        26

Signatures                                                               27


Part I.  Financial Information

Item 1.  Financial Statements

                                JA Energy
                       (A Development Stage Company)
                               Balance Sheets

                                                    May 31,      August 31,
                                                     2011          2010
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
Assets

Current assets:
   Cash and equivalents                         $      4,355   $          -
   Prepaid expenses                                   12,708              -
   Planting Costs                                     38,350              -
   Deposits                                            2,000              -
                                                -------------  -------------
     Total current assets                             57,413              -
                                                -------------  -------------
Total assets                                    $     57,413   $          -
                                                =============  =============

Liabilities and Stockholders' equity(deficit)

Current liabilities:
   Accounts payable and accrued expenses        $      9,498   $      2,500
   Loans                                              26,350              -
                                                -------------  -------------
     Total current liabilities                        35,848          2,500
                                                -------------  -------------
Total liabilities                               $     35,848   $      2,500
                                                =============  =============

Stockholders' equity (deficit):
   Preferred stock, $0.001 par value,
    5,000,000 shares authorized, none issued               -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 31,156,703 and 0 issued and
    outstanding as of 5/31/11 and 8/31/10,
    respectively                                      31,157              -
   Additional paid-in capital                         33,533            325
   Deficit accumulated during development
    stage                                            (43,125)        (2,825)
                                                -------------  -------------
   Total stockholders' equity (deficit)                21,565         (2,500)
                                                -------------  -------------
Total liabilities and stockholders' equity      $     57,413   $          -
    (deficit)                                    =============  =============

   The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                          For the three     For the nine     From Inception
                          months ended      months ended   (September 1, 2010)
                             May 31,           May 31,         to May 31,
                              2011              2011             2011
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
  Consulting fees                27,000            27,000            27,000
  General &
   administrative                 9,410            13,300            16,125
                        ----------------  ----------------  ----------------
     Total expenses              36,410            40,300            43,125
                        ----------------  ----------------  ----------------

Net loss                $       (36,410)  $       (40,300)  $       (43,125)
                        ================  ================  ================

Weighted average
 number of
 common shares
 outstanding-basic           30,977,252        13,602,507
                        ================  ================

Net loss per
 share-basic            $         (0.00)  $         (0.00)
                        ================  ================








  The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)

                                            For the nine     From Inception
                                            months ended   (September 1, 2010)
                                               May 31,         to May 31,
                                                2011              2011
                                          ----------------  ----------------
Operating activities:
Net loss                                  $       (40,300)  $       (43,125)
Adjustments to reconcile net income to
cash provided by operating activities:
Share based compensation                            4,000             4,000
Changes in operating assets and liabilities:
   Increase in prepaid expense                    (12,708)          (12,708)
   Increase in accounts payable                     6,998             9,498
   (Increase) in deposits                          (2,000)           (2,000)
                                          ----------------  ----------------

Net cash used by operating activities             (44,010)          (44,335)

Investing Activities
Payment for plantation costs                      (11,350)          (11,350)
                                         ----------------  ----------------
Net cash used in investing activities             (11,350)          (11,350)
                                         ----------------  ----------------

Financing activities:
Contributed capital                                33,365            33,690
Proceeds from loan                                 26,350            26,350
                                          ----------------  ----------------
Net cash provided by financing activities          59,715            60,040
                                          ----------------  ----------------
Net increase (decrease) in cash                     4,355             4,355
Cash - beginning                                        -                 -
                                          ----------------  ----------------
Cash - ending                             $         4,355   $         4,355
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================
   Stock issued in spin off               $        65,847   $        65,847
                                          ================  ================

   Stock issued for plantation costs      $        27,000   $        27,000
                                          ================  ================

   Stock issued for prepaid services      $         4,000   $         4,000
                                          ================  ================

  The accompanying notes are an integral part of these financial statements.

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                               May 31, 2011
                               (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements filed therewith along with the amended S-1 registration statement. Operating results for the nine months ended May 31, 2011 are not necessarily indicative of the results that
may be expected for the year ending August 31, 2011.   The Company is a
development stage company, as defined in FASB ASC 915 "Development Stage Entities."


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $43,125. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                               May 31, 2011
                               (Unaudited)

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

Planting Costs
--------------
During the quarter ended May 31, 2011, the Company paid $38,350 in planting costs. The Company capitalizes these costs in accordance with ASC topic 905-360. The plant is purchased as nursery stock and transplanted to the farm and the cost is capitalized.


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

                                JA Energy
                       (A Development Stage Company)
                       Notes to Financial Statements
                              May 31, 2011
                              (Unaudited)

NOTE 4 - Stockholders' (Equity) Deficit

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On September 1, 2010, a director of the Company contributed capital of $325 for incorporating fees.

On November 8, 2010, a director of the Company contributed capital of $2,500 for audit fees.

On January 14, 2011, a director of the Company contributed capital of $3,865 for transfer and audit fees.

The Company was a subsidiary of Reshoot Production Company. On January 31, 2011, the record shareholders of Reshoot Production Company received a spin off dividend of one point 4 (1.4) common shares, par value $0.001, of JA Energy common stock for every share of Reshoot Production Company common stock owned for a total 65,846,703 common shares issued.

In March 2011, an officer of the Company returned 31,600,000 shares to treasury.

On April 21, 2011, the Company issued 270,000 shares of its $0.001 par value common stock valued at $27,000 in exchange for Jerusalem Artichoke tubers. These tubers were essential in order for the Company to grow Jerusalem Artichokes for the subsequent conversion into ethanol.

On May 3, 2011, a former officer of the Company returned 3,400,000 shares to treasury.

On May 4, 2011, the Company issued 40,000 shares of its $0.001 par value common stock valued at $4,000 in exchange for bookkeeping and office support services.

During the quarter ended May 31, 2011, the shareholder has contributed $ 27,000 for paying off the Company's liabilities due for professional services and other operating expenses.

There have been no other issuances of preferred or common stock.

NOTE 5 -    Related Party Transactions

On September 1, 2010, a director of the Company contributed capital of $325 for incorporating fees.

On November 8, 2010, a director of the Company contributed capital of $2,500 for audit fees.

On January 14, 2011, a director of the Company contributed capital of $3,865 for transfer and audit fees.

During the quarter ended May 31, 2011, the shareholder has contributed $ 27,000 for paying off the Company's liabilities due for professional services and other operating expenses.

NOTE 6 -   Loan Payable

The Company has received $26,350 as a loan from a non - related third party. The loan is unsecured, payable on demand and non interest bearing. The loans were received on 03/01/2011 and 4/30/2011 in the amounts of $15,000 and $ 11,350, respectively.

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

Results of Operations
---------------------

Overview of Current Operations
------------------------------

The Company was organized September 1, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation.

JA Energy Business Plan
-----------------------

JA Energy plans to manufacture and sell the Modular Distillation Units ("MDU"), and Hydroponics Greenhouse packages to individuals, non profit organizations or companies. The company will organize and manage farm cooperatives for the growing of Jerusalem Artichoke, which will be used in the MDU to produce ethanol. JA Energy plans to use a patented varietal Jerusalem Artichoke to control the expansion of the crop. Additionally, JA Energy will manage processing the crop in the field, separating the pulp from the juice (the equipment is unique to this application). The "juice" will be harvested by a harvester which separates the juice for the plant pulp. The juice is transferred via the harvester to an accompanying tank truck.
When each tank truck is filled it then drives to the centrally located processing plant. The juice will be transported to a centrally located processing plant to condense the juice to a syrup (JA Energy plans to apply for patent on this process). The "syrup" once processed will be packaged in containers commonly called totes (used primarily for the shipping of molasses). These totes will be shipped to the various MDU locations via trucking companies contracted by the cooperative for processing into ethanol.

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

The Jerusalem Artichoke does not produce an oil. The inulin is converted in to ethanol, at a rate of 1,200 gallons of ethanol per acre per USDA statistics. The crop is used one hundred percent and there are no waste by-products. The stalks are juiced and processed into a syrup or directly into ethanol via distillation. The pulp of the stalks is used for cattle feed comparable to distillers grains. The root tubers are used to seed for planting next seasons' crop. Once the rate of cultivation slows the root tubers will be used for chicken or hog feed, and can be processed into a gluten free flour. JA Energy Inc. does not intend to be involved in these other areas.

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

We plan to establish small portable conversion plants in inner-cities. We plan to begin this program in Nevada. The conversion plants can only convert a limited amount of artichoke extract to ethanol. We plan to have one of these portable conversion plants in operation during 2011. We shall be targeting local charities to assist in the payment and operations of this facility. We expect each facility will require six employees to operate the distilling equipment. The first unit was constructed and has been tested by Green Global Systems LLC. Mr. Lusk is currently a member of Green Global Systems and controls 50% of this limited liability company. Green Global Systems LLC had built a MDU using the specifications of a patent owned by our CEO. The cost of construction for the first unit was $35,000. Although Green Global Systems LLC spent $94,000 in research and development costs to build the first MDU. Now that the first prototype has been built, we have costed out the process to construct a small distillation unit and we believe we can produce units for $25,000. The MDU is currently under the control of Green Global Systems, LLC which has agreed to a buyout of their interest for the amount of funds expended. We have identified a company that can construct
the unit for us at this cost.   The Company plans to setup a Modular
Distillation Unit which was manufactured and tested by Green Global Systems, LLC, in Central Nevada. The unit will be permanently housed in Central
Nevada as part of the company's demonstration and training facility. The unit will be operated by the Company. The Company will apply for the applicable permits for operation and use the ethanol produced as fuel to deliver the fruit and vegetables grown in the hydroponics greenhouses to customers in Las Vegas. The Company plans to lease 50 acres for a demonstration crop to supply the Jerusalem Artichoke juice. The Company plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs.

Management has identified land in Caliente, Lincoln County, Nevada where it can lease land to begin its first planting. This land is arid and suitable for growing artichokes. The company plans to form farmer cooperatives where the farmers will own 90% of crop grown and the Company will own 10% of the crop. The farmers will be responsible for all the funding or financing to establish the processing plant and acquire the necessary equipment. The Company plans to sign management agreements with the cooperatives whereby the Company will have control of processing production. The agreements will be for ten years with an option to renew for an additional ten years. The management of the cooperatives will require the farmers to create a board of directors for each cooperative. The purpose of the board is to give guidance to management.

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

Management is considering the purchase of varietal Jerusalem Artichoke seeds from a supplier in New Zealand, who holds the patent on this varietal Jerusalem Artichoke. At this time, we have not entered into any formal agreement with this supplier. As a back-up, we are trying to identify other varieties of the Jerusalem Artichoke seeds currently available in the U.S. The primary reason for the use of this varietal, is that, it is the only nonflowering variety. This unique characteristic provides the Company greater control on the expansion of the crop.


Farm Cooperative Business Strategy
----------------------------------

The Company plans to organize and manage Jerusalem Artichoke farm cooperatives under a management agreement with the cooperatives. The
Company will hold a ten percent organizers share of the ownership of the cooperatives, in addition to being compensated as the manager. Each cooperative will have an advisory board to work with the contracted management team to advance the interest of the cooperative. Management is not aware of any Jerusalem Artichoke Growers cooperatives in the U.S. There is a farm association of Jerusalem Artichoke Growers on the East Coast. The uses of Jerusalem Artichokes include: animal feed usually grown by the user, health food produce, a flour used for a diabetic sensitive pasta and a by-product used in health foods.

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

Sales and Marketing
-------------------

We plan to establish small portable conversion plants in inner-cities. We plan to begin this program in Nevada. Working with City redevelopment agencies and nonprofit organizations to establish MDU's in their jurisdiction the community will help create jobs.

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

The marketing will be expanded to areas outside the inner cities, such as Indian Reservation where there is also a need for fresh produce and jobs. Beyond those areas the Company intends to market to individuals or business that want to operate one of the MDU sites.

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

Results of Operations for the quarter ended May 31, 2011
--------------------------------------------------------

During the nine month period ended May 31, 2011, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent nine month operating period ended May 31, 2011, the Company generated no revenues. During the three months ended May 31, 2011, the Company had expenses of $36,410. During the nine months ended May 31, 2011, the Company had expenses of $ 40,300. These expenses represented operating expenses including audit fees for $3,750, consulting fees for $27,000 and the balance consisted of routine expenses of a recurring nature.

Since the Company's inception, on September 1, 2010, the Company experienced a net loss of $(43,125).


Revenues
--------

The Company has generated no revenues since its inception. As of May 31, 2011, the Company had an accumulated deficit of $(43,125) dollars.
There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

JA Energy plans to manufacture and sell the Modular Distillation Units which will convert Jerusalem Artichokes into ethanol. The Modular Distillation Units have been designed and a prototype has been built. The Company needs to raise funding to purchase this unit. The Company does not anticipate performing any additional significant product research and development under our current plan of operation.


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


Significant changes in the number of employees.
-----------------------------------------------

As of May 31, 2011, we did not have any employees. We are dependent upon our directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

As of May 31, 2011 the Company has assets of $ 57,413 and liabilities of $ 35,848. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of September 1,2011, the Company has 31,156,703 shares of common stock issued and outstanding. The Company filed a Registration Statement on Form S-1, which became effective on January 5, 2011. The Company is a spin-off of Reshoot Production, a Nevada Corporation. Reshoot Production Company retained no ownership in JA Energy following the spin-off. Further, JA Energy is no longer a subsidiary of Reshoot Production Company.

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

The officers of the Company have been providing consulting services since September 2010 and have expressed their intention to receive consulting fees of not more than $ 2,000 and $ 1,000 per month payable to James Lusk and Gordon Ferrie, respectively. The directors are authorized to receive the consulting fees since September 2010 for the amounts stated above. During the quarter ended May 31, 2011 a total of $ 27,000 are accrued for the Consulting fees.

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


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.


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

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of May 31, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended May 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued 270,000 shares to Rocky Farms, LLC for the purchase of Jerusalem Artichoke tubers valued at $ 27,000.

The Company has also issued 40,000 shares to Office Squad for providing book keeping services valued at $ 4,000.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

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

                                                  JA Energy
                                          --------------------------
                                                  Registrant


Date:  September 1, 2011       By:  /s/ James Lusk
       -----------------       ------------------------------------------
                                          James Lusk
                                          Title: Chief Executive Officer
                                          President and Director
                                          Principal Executive, Financial,
                                          and Accounting Officer