Form 10-Q/A
period 2011-05-31
JA Energy
filed 2011-11-02
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-54236

JA ENERGY

(Exact name of registrant as specified in its charter)

Nevada 27-3349143

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

7495 W. Azure Dr., Suite 110, Las Vegas, NV 89130

(Address of principal executive offices) (Zip Code)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the JA Energy (“the Company” or “Registrant”) Quarterly Report on Form 10-Q for the nine month period ended May 31, 2011, filed with the U. S. Securities and Exchange Commission (SEC) on September 7, 2011 (the “Original Filing”). This Amendment revises the disclosures on page two (2) of our cover page in the Original Filing in regards to the shell status of the Company. The check mark erroneously stated the Company was not a shell company, when indeed the registrant is a shell company. This amendment No. 1 on Form 10-Q/A correctly indicates the shell status of the Company.

There have been no changes from the original Form 10-Q other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JA Energy Registrant

Date: Nov. 2, 2011	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer