Form 10-K
period 2011-08-31
JA Energy
filed 2011-12-14
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-54236

JA Energy

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction	27-3349143 (IRS Employer Identification No.)
of incorporation)

7495 W. Azure Dr. Suite 110,

Las Vegas, NV 89130

(Address of principal executive offices) (Zip Code)

702-515-4036

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer

[ ] Non-accelerated filer [X] Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The Registrant's stock is listed on the OTC-BB, where no trades have taken place since its listing. The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 14, 2011, computed by reference to the per-share $0.025 sale of shares in a Private Offering completed on September 30, 2011 was $448,528.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of December 14, 2011, there were 34,156,703 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital;

o inability to find customers for our Modular Dissolution Units;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o inability to efficiently manage our operations;

o inability to achieve future operating results;

o our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o the other risks and uncertainties detailed in this report.

In this form 10-K references to "JA Energy", "the Company", "we," "us," and "our" refer to JA Energy.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at JA Energy, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

PART I

ITEM 1. BUSINESS

Corporate History

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. At this time, we consider ourselves to be a shell company. We do not consider ourselves to be a blank check company as we do not have any intention to engage in a reverse merger with any entity in an unrelated industry.

JA Energy Business Plan

JA Energy will manufacture and sell the Modular Distillation Units ("MDU"), and Hydroponics Greenhouse packages to individuals, non profit organizations or companies. The company will organize and manage farm cooperatives for the growing of Jerusalem Artichoke, which will be used in the MDU to produce ethanol. JA Energy plans to use farm cooperatives growing Jerusalem Artichoke to control the expansion of the crop. Additionally, JA Energy will manage processing of the crop in the field, separating the pulp from the juice (the equipment is unique to this application). The "juice" will be extracted by a harvester which separates the juice from the plant pulp. The juice is transferred via the harvester to an accompanying tank truck. When each tank truck is filled it then drives to the centrally located processing plant. The juice will be transported to a centrally located processing plant to condense the juice to a syrup (JA Energy plans to apply for patent on this process). The "syrup" once processed will be packaged in containers commonly called totes (used primarily for the shipping of molasses). These totes will be shipped to the various MDU locations via trucking companies contracted by the cooperative for processing into ethanol. While the crop is expanding to satisfy demand the MDU will use molasses as the feedstock for the distillation process.

The Jerusalem Artichoke is a relative of the Sunflower and is not related to the Globe Artichoke. Jerusalem Artichoke normally produces a flower that has infertile seeds, requiring the crop to be multiplied by using the root systems (tubers) similarly as potatoes are grown. Only authorized growers will be allowed to plant the crop. Limiting the number of growers and the acreage they are authorized to plant will control the expansion of the crop.

The Jerusalem Artichoke does not produce an oil. The inulin is converted in to ethanol, at a rate of 1,200 gallons of ethanol per acre per USDA statistics. The crop is used one hundred percent and there are no waste by-products. The stalks are juiced and processed into a syrup or directly into ethanol via distillation. The pulp of the stalks is used for cattle feed comparable to distillers grains. The root tubers are used as seed for planting next seasons' crop. Once the rate of cultivation slows the root tubers will be used for chicken or hog feed, and can be processed into a gluten free flour. JA Energy Inc. does not intend to be involved in these other areas.

The greenhouse gases from the distillation process are redirected into a hydroponics greenhouse that is attached to the modular distillation unit as is the liquid residue. The entire process is free of waste by-products, even the plant material from the greenhouses will be collected and mulched.

The condensed syrup will be packed similar to molasses and shipped by common carrier to modular distillation units that have contracted for the syrup. Each modular distillation unit will be purchased from JA Energy to be operated by the purchaser.

We plan to establish small portable conversion plants in inner-cities. We plan to begin this program in Nevada. The conversion plants can only convert a limited amount of artichoke extract to ethanol. We plan to have one of these portable conversion plants in operation during 2012. We shall be targeting local charities to assist in the payment and operations of this facility. We expect each facility will require six employees to operate the distilling equipment. The first unit was constructed and has been tested by Green Global Systems LLC. Mr. Lusk is currently a member of Green Global Systems and controls 100% of this limited liability company. Green Global Systems LLC had built a MDU using the specifications of a patent owned by our CEO. The cost of construction for the first unit was $35,000. Although Green Global Systems LLC spent $94,000 in research and development costs to build the first MDU. Now that the first prototype has been built, we have costed out the process to construct a small distillation unit and we believe we can produce units for $25,000. The MDU is currently under the control of Green Global Systems, LLC which has agreed to a buyout of their interest for the amount of funds expended. We have identified a company that constructs the unit for us at this cost. The Company plans to setup a Modular Distillation Unit which was manufactured and tested by Green Global Systems, LLC, in Central Nevada. The unit will be permanently housed in Nevada as part of the company's demonstration and training facility. The unit will be operated by the Company. The Company will apply for the applicable permits for operation and use the ethanol produced as fuel to deliver the fruit and vegetables grown in the hydroponics greenhouses to customers in Las Vegas. The Company plans has leased 33 acres for a demonstration crop to supply the Jerusalem Artichoke juice. The company plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs.

In the Spring of 2011, management identified and leased thirty-three acres of land in Alamo, Lincoln County, Nevada for its first planting. This land is arid and suitable for growing artichokes.

The Company purchased sufficient Jerusalem Artichoke tubers to plant on this leased property. This was considered a small test program to remove future problems with larger plantings. For example, management learned that it needs to add nitrogen to the soil before planting to improve the yields of the Jerusalem Artichoke, harvesting needs to take place at earlier intervals, and the MDU needs an improved exhaust system. This initial planting did not produce enough Jerusalem Artichoke to extend the planting, so the company will purchase additional seed to plant approximately 80 more acres next planting season.

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

Since Jerusalem Artichokes grow like weeds, their stalks will provide three harvests during one calendar year. At the end of the calendar year, the remaining stalks (tuber) in the field can be used as seeds to multiply the harvest in the following year by twenty percent. When the harvest stalks are harvested, the harvesting machinery will divide the harvest into two parts: 1) animal feeds; and 2) juice that can be condensed into syrup. The artichoke juice has a short shelf-life, as compared to the syrup that can be stored for a longer length of time. The Company has developed a small [size of a tractor trailer] distiller that can convert the artichoke syrup into 1,000 gallons of ethanol per week. The MDU was tested using molasses as the distillation feedstock. The test was designed to demonstrate the efficiency of the MDU, as a distillation unit for a variety of feedstocks. The unit will distill at a rate of 144 gallons per day which is the 1,000 gallons per week rate. The Company plans to control the harvesting of the crop via the management agreements with the cooperatives. At this time, the Company does not plan to own or operate its own harvesting machinery.

We developed a model based on 50-acres of the Jerusalem artichoke crop. Based on three harvests, we believe this would produce a total of 37,500 gallons of ethanol per year on 50-acres of land. We estimate our total operating costs, including equipment depreciation, seeds, costs to harvest and, overhead costs will equate to $1.24 per gallon. We estimate the residual animal feed for the 50 acres after costs will equal $23,120. Therefore, based on the current market price of ethanol of $2.25 per gallon, we estimate our 50 acres will yield 37,500 gallons per year with a profit of $1.01 per gallon or $37,850 plus $23,120 in residual animal feed.

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

Jerusalem artichoke

The Jerusalem Artichoke is a relative of the Sunflower, it is considered a perennial native sunflower species, and is not related to the Globe Artichoke. This plant begins it growth from its underground roots. The plant produces a product called inulin, which is a white, starch-like polysaccharide that yields very sweet sugar called fructose. The plant stores the inulin in its stem until it flowers. When the plant begins to flower, the inulin is then translocated to the tuber, which are the roots of the plant.

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

Farm Cooperative Business Strategy

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

Management is currently exploring opportunities for the establishment of growing districts. The control of establishing growing districts is important to the Company's business plan. An over-supply of the crop would depress prices and have an adverse effect on the future of Jerusalem Artichoke as a source of ethanol. Management expects to have the first growing districts in place by the 2013 growing season. The 2012 growing season will be dedicated to 33, in Central Nevada and 80 acres in Southwest Colorado.

The cooperatives will be organized similarly to the Citrus Growers cooperatives. For example, the Citrus Growers cooperatives are responsible for the farming or cultivation of the crop, and the cooperative is responsible for the harvesting and marketing of the crop. Using this model, the cooperative members will be able to finance and share the costs for the equipment necessary for the harvesting and processing of the crop on a larger scale, while being freed of the marketing of the crop to the end user.

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

The most common oxygenate competing with ethanol is methyl tertiary butyl ether or "MTBE," which is cheaper than ethanol. Since the introduction and widespread use of MTBE as an oxygenate, it has been discovered in ground water, lakes and streams. Unlike ethanol, which is biodegradable, MTBE is petroleum-based. While MTBE has not been classified as a carcinogen, it has been shown to cause cancer in animals and its continued use has raised serious environmental concerns. As a result, by the end of 2005, according to the U.S. Department of Energy, 25 states, including California, Illinois and New York, had barred, or passed laws banning, any more than trace levels of MTBE in their gasoline supplies, and legislation to ban MTBE was pending in four others. Due in part to federal and state policies promoting cleaner air, the environmental concerns associated with MTBE, and federal and state tax and production incentives, the ethanol industry has grown substantially in recent years. The Renewable Fuels Association estimates that in 2004, approximately 1.95 billion gallons of ethanol were utilized as an oxygenate in the Federal Reformulated Gasoline Program, 290 million gallons in the federal winter Oxygenated Gasoline Program, 280 million gallons in Minnesota to satisfy the state's oxygenated fuels program, and 1.05 billion gallons in conventional gasoline markets as an octane enhancer and gasoline extender.

Government Incentives

In addition to the recently-enacted federal renewable fuel standard, the federal government and various state governments have created incentive programs to encourage ethanol production and to enable ethanol-blended fuel to better compete in domestic fuel markets with gasoline blended with MTBE. The federal incentive programs direct payments to eligible producers for increased ethanol production and federal income tax credits which eligible producers may earn. State incentive programs include production payments and income tax credits. However, these programs are not without controversy, due in part to their cost, and we cannot assure you that they will continue to be available in the future.

Federal Small Producer Credit

The federal Small Ethanol Producer Credit provides an eligible ethanol producer a 10c per gallon tax credit for the first 15 million gallons of ethanol produced annually. Under the program, ethanol producers that qualify or their owners (for pass-through tax entities) can reduce their federal income tax liability by the amount of the annual credit, subject to limitations. However, benefit of the credit is reduced somewhat because the amount of the credit must be added to regular taxable income (but not to alternative minimum taxable income). Until recently, an eligible small ethanol producer was defined as a producer whose annual production capacity was 30 million gallons or less, which effectively precluded most newer plants from qualifying. The Energy Tax Incentives Act of 2005 increased the annual production capacity limitation from 30 million to 60 million gallons, of any type of alcohol, including alcohol not eligible for the credit.

As for our Company, we only plan to produce ethanol at the demonstration site in Central Nevada. The licensing as a small producer will be done by those groups, individuals or companies purchasing MDU.

Ethanol Pricing

The price of ethanol tends to be volatile. Historically, ethanol prices tend to correlate with wholesale gasoline prices, due largely to the primary use of ethanol as an additive to gasoline. Over the last couple of years, however, as ethanol production has expanded rapidly, ethanol prices have been particularly volatile and ethanol and gasoline prices have at times diverged significantly.

JA Energy Funding Requirements

JA Energy needs funding to fully execute its business plan. JA Energy will require at least $1,500,000 to acquire other business opportunities, market its services and build a client base.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization of expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Sales and Marketing

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

The conversion plants can only convert a limited amount of artichoke extract to ethanol. We plan to have one of these portable conversion plants in operation during 2012. We shall be soliciting local charities to purchase a small portable conversion plant. In this sense, we expect each conversion plant will require six employees to operate the distilling equipment. This will provide new jobs in the inner-cities, and the charities will have an opportunity to make money for their organizations by owning a small ethanol distilling plant.

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

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

The establishment of an ethanol plant, we will need to obtain and comply with various permitting requirements. There are three levels of permitting requirements; 10,000 gallons or less per year for own use requires a simple application and compliance with local codes, more that 10,000 gallons but less than 500,000 requires an application with a bond, and over 500,000 requires an application with a bond. The bonding process for JA Energy is expected to take six months with a bond of no more than $50,000. This is for the demonstration unit in Central Nevada. The company does not plan to operate any other units. The permitting requirement for the 10,000 gallons is a thirty day process. The MDU must comply with all local building codes which are subject to the individual municipalities. The demonstration unit has already been conditionally approved by the municipality subject to an approved set of engineered drawings.

As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. Environmental issues, such as contamination and compliance with applicable environmental standards could arise at any time during the construction and operation of the ethanol plant.

The ethanol plant will be subject to environmental regulation by the state in which the plant is located and by the United States Environmental Protection Agency ("EPA"). For example, our future ethanol facilities will be subject to environmental regulations of Nevada and the EPA. These regulations could result in significant compliance costs and may change in the future. For example, although carbon dioxide emissions are not currently regulated, some authorities support restrictions on carbon dioxide emissions that, if adopted, could have a significant impact on our operating costs because we may have to emit a significant amount of carbon dioxide into the air. Also, the state environmental agencies or the EPA may seek to implement additional regulations or implement stricter interpretations of existing regulations. Recently, the EPA cautioned ethanol producers that it is prepared to sue companies whose plants do not comply with applicable laws and regulations. In a recent test of certain ethanol plants, the EPA expressed concerns over the discovery of certain "volatile organic compounds," some of which may be carcinogenic. Changes in environmental regulations or stricter interpretation of existing regulations may require additional capital expenditures or increase our operating costs.

In addition, the ethanol plant could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plant arising from air or water discharges. These individuals and entities may object to the air emissions from our ethanol plant. Ethanol production has been known to produce an unpleasant odor to which surrounding residents and property owners could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

There are various federal and state laws, regulations and programs that have led to increased use of ethanol in fuel. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. Certain states oppose the use of ethanol because they must ship ethanol in from other corn producing states, which could significantly increase gasoline prices in the state. Material changes in environmental regulations regarding the use of MTBE or the required oxygen content of automobile emissions or the enforcement of such regulations could decrease the need to use ethanol. For example, the recently enacted Energy Policy Act of 2005 eliminated the reformulated oxygenate standards under the Clean Air Act. Future changes in the law may further postpone or waive requirements to use ethanol.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

James Lusk, CEO of JA Energy, filed a patent with the United States Patent and Trademark Office in Washington, D.C for the “Ethanol Distillation System and Apparatus.” Subsequently, Mr. Lusk assigned this patent application to JA Energy. The “Ethanol Distillation System and Apparatus,” serial number 12/565,111 application was published by the United States Patent and Trademark Office in Washington, D.C. on March 24, 2011. The Company is waiting final disposition on this patent application.

Research and Development Activities and Costs

The majority of JA Energy expenses involved the costs related to the research and development are spent on improving the efficiencies of its Modular Distillation Unit. For example, management is currently working on the exhaust system of this Unit to improve its performance.

Employees

We have no employees at the present time. Our officers and directors are responsible for all planning, developing and operational duties and will continue to do so throughout the early stages of our growth.

Item 1A. Risk Factors.

RISK FACTORS

All parties and individuals reviewing this report and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this annual report should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

You should read the following risk factors carefully before purchasing our common stock.

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, AND WE HAVE NOT GENERATED ANY REVENUES, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on August 26, 2010, we are a spin-off of Reshoot Production Company. At this time we are considered a shell company. We have realized no revenues. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this Distribution.

2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Annual Report, at August 31, 2011, we had working capital of $26,133, total assets of $53,237 and stockholders' equity of $26,133. In addition, we had a net loss of approximately $(76,057) for the period inception (August 26, 2010) to August 31, 2011.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period inception (August 26, 2010) to August 31, 2011. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3. WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED NO REVENUE.

We have generated no revenues to date, we expect losses over the next eighteen to twenty-four months based on the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

4. WE HAVE NO OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND WE MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

JA Energy does not have an operating history as an independent public company. Following the Distribution, JA Energy will maintain its own credit and banking relationships and perform its own financial and investor relations functions. JA Energy may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as fully reporting independent public company, and the development of such structure will require a significant amount of management's time and other resources.

5. OUR OFFICERS AND DIRECTORS HAVE NO PRIOR EXPERIENCE IN RUNNING A FULLY REPORTING COMPANY.

Our executive officers have no experience in operating a fully reporting company, and no experience converting artichokes to ethanol. Due to their lack of experience, our executive officers may make wrong decisions and choices regarding the conversion of artichokes to ethanol on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6. OUR BUSINESS MAY REQUIRE ADDITIONAL CAPITAL AND IF WE DO OBTAIN

ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We may require additional capital to finance our growth, purchase technologies and build our infrastructure. Our capital requirements may be influenced by many factors, including:

o the demand for our products and services;

o the timing and extent of our investment in new technology;

o the level and timing of revenue;

o the expenses of sales and marketing and new product development;

o the cost of facilities to accommodate a growing workforce;

o the extent to which competitors are successful in developing new products and increasing their market shares; and

o the costs involved in maintaining and enforcing intellectual property rights.

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.

7. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE

REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

8. JERUSALEM ARTICHOKES ARE NOT CONSIDERED A COMMERCIAL PLANT; THEREFORE, WE SHALL BE UNABLE TO INSURE OUR CROP AND FACE RISK OF LOSS.

Since Jerusalem Artichokes are not considered a commercial plant, we will most likely be unable to purchase insurance to protect us from risk of loss. For example, adverse weather conditions would most likely adversely affect our crop yields and subsequently hurt our ethanol production. Therefore, since we are unable to take insurance cover we may face risks related to poor crop yields that have the potential to hurt all aspects of our business operations.

9. IF WE ARE UNABLE TO ATTRACT KEY EMPLOYEES, WE MAY BE UNABLE TO SUPPORT THE GROWTH OF OUR BUSINESS.

Our success depends in part on our ability to attract and retain competent personnel. We must hire qualified managers, engineers, accountants, human resources, operations and other personnel. Competition for employees in the ethanol industry is intense. We cannot assure you that we will be able to attract and maintain qualified personnel. If we are unable to hire and maintain productive and competent personnel, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol business. Competition for talent among companies in the our industry is intense and we cannot assure you that we will be able to continue to attract or retain the talent necessary to support the growth of our business.

10. OUR SINGLE LARGEST SHAREHOLDER OWNS APPROXIMATELY 47% OF THE CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our single largest shareholder, beneficially has the right to vote approximately 47% of our outstanding common stock. As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these five individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospects of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

11. THE USE AND DEMAND FOR ETHANOL IS DEPENDENT ON VARIOUS ENVIRONMENTAL REGULATIONS AND GOVERNMENTAL PROGRAMS THAT COULD CHANGE AND CAUSE THE DEMAND FOR ETHANOL TO DECLINE.

There are various federal and state laws, regulations and programs that have led to increased use of ethanol in fuel. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. Certain states oppose the use of ethanol because they must ship ethanol in from other corn producing states, which could significantly increase gasoline prices in the state. Material changes in environmental regulations regarding the use of methyl tertiary butyl ethers or the required oxygen content of automobile emissions or the enforcement of such regulations could decrease the need to use ethanol. For example, the recently enacted Energy Policy Act of 2005 eliminated the reformulated oxygenate standards under the Clean Air Act.

Future changes in the law may further postpone or waive requirements to use ethanol.

Other laws, regulations and programs provide economic incentives to ethanol producers and users. The passage of pending federal or state energy legislation or any other revocation or amendment of any one or more of these laws, regulations or programs could have a significant adverse effect on the ethanol industry and our business. We cannot assure you that any of these laws, regulations or programs will continue in the future. Some of these laws, regulations and programs will expire under their terms unless extended, such as the federal partial excise tax exemption for gasoline blenders who use ethanol in their gasoline. Government support of the ethanol industry could change and Congress and state legislatures could remove economic incentives that enable ethanol to compete with other fuel additives. The elimination or reduction of government subsidies and tax incentives could cause the cost of ethanol-blended fuel to increase. The increased price could cause consumers to avoid ethanol-blended fuel and cause the demand for ethanol to decline.

12. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

We incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management devotes a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. We expect to incur approximately $15,000 of incremental operating expenses in 2011-2012. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

The Sarbanes-Oxley Act also requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Sarbanes-Oxley will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

RISKS RELATING TO OUR COMMON SHARES

13. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

14. ALTHOUGH OUR SHARES OF COMMON STOCK ARE QUOTED ON A THE OTC-BB, THEY ARE PENNY STOCKS.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosures relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years.

Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

15. Although our stock is listed on the OTC-BB, a trading market has not developED, purchasers of our securities may have difficulty selling their shares.

There is currently no active trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained. If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

16. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

17. RULE 144 SAFE HARBOR IS UNAVAILABLE FOR THE RESALE OF SHARES ISSUED BY US UNLESS AND UNTIL WE CEASED TO BE A SHELL COMPANY AND HAVE SATISFIED THE REQUIREMENTS OF RULE 144(I)(1)(2).

JA Energy is a "shell company" as defined by Rule 12b-2 promulgated under the Exchange Act. Accordingly, the securities in this offering can only be resold through registration under the Securities Act, Section 4(1) of the Securities Act, if available, for non-affiliates, or by meeting the conditions of Rule 144(i) promulgated under the Securities Act. A "shell company" means a registrant, other than an asset-backed issuer, that has:

o No or nominal operations; and

Either,

o no or nominal assets;

o assets consisting solely of cash and cash equivalents; or

o assets consisting of any amount of cash and cash equivalents and nominal other assets.

The provisions of Rule 144(i) providing for the six month holding period are not available for the resale of securities initially issued by a "shell company."

Rule 144 safe harbor is unavailable for the resale of shares issued by us unless and until we have ceased to be a shell company and have satisfied the requirements of Rule 144(i)(1)(2). Notwithstanding paragraph (i)(1) of Rule 144, if the issuer of the securities previously had been shell company described in paragraph (i)(1)(i) but has ceased to be shell company described in paragraph (i)(1)(i); is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports, and has filed current "Form 10 information" with the SEC reflecting its status as an entity that is no longer shell company described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed "Form 10 information" with the SEC.

The term "Form 10 information" means the information that is required by SEC Form 10, to register under the Exchange Act each class of securities being sold under Rule 144. The Form 10 information is deemed filed when the initial filing is made with the SEC.

In order for Rule 144 to be available, we must have certain information publicly available. We plan to publish information necessary to permit transfer of shares of our common stock in accordance with Rule 144 of the Securities Act.

18. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

19. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately

$10,000 of incremental operating expenses in 2012.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company owns no real property. Our offices are currently located at 4800 W. Dewey Drive, Las Vegas, NV 89118. Our telephone number is (702) 515-4036. The office space is a small area in the office warehouse. The space is leased at $0.75 per sq. ft. for five years. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholder for the fiscal year ending August 31, 2011.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

JA Energy Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: JAEN.

There have been no trades of the Company's stock during the fiscal year ending August 31, 2011. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of December 13, 2011, there were approximately seventy-one (71) holders of record of our Common Stock and 34,156,703 shares outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

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

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2011 or August 31, 2010.

(g) Cancellation of Shares

In March 2011, an officer of the Company returned 31,600,000 shares to treasury. On May 3, 2011, a former officer of the Company returned 3,400,000 shares to treasury.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

This section of this Annual Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions. The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Prospectus. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

RESULTS OF OPERATIONS

Results of Operations for the year ended August 31, 2011

We earned no revenues since our inception through August 31, 2011. We are presently in the development stage of our business and we can provide no assurance that we will be successful.

For the period inception through August 31, 2011, we generated no income. Since our inception on August 26, 2006 through August 31, 2011, we experienced a net loss of $(76,057). Our loss was attributed to organizational expenses, audit fees, legal fees and planting Jerusalem artichokes. We anticipate our operating expenses will increase as we build our operations.

For the fiscal year ending August 31, 2011, we experienced a net loss of $(73,232) as compared to a net loss of $(2,825) for the same period last year. The net loss for the year ending August 31, 2011 was contributed to planting Jerusalem artichokes, consulting fees, legal fees and audit fees. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from August 26, 2010 (inception) through August 31, 2011. We do not anticipate generating revenues for at least 24 months.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. Management does not plan on seeking outside capital until the catheter design problems have been resolved. Once the design issues have been solved, management plans to seek additionally capital as soon as it is feasibly possible to do so. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. In the meantime, the sole officer of the Company has agreed to contribute capital to the Company, without seeking reimbursement from the Company, to keep the Company operational and maintain its fully reporting requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.

Our progress in product research and development is contingent upon an efficient Modular Dissolution Unit to convert Jerusalem Artichokes and/or molasses into ethanol. We currently have a working prototype that we need to mass produce for sale.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of August 31, 2011, we employed one seasonal farm employee who was laid off on September 30, 2011. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of August 31, 2011 reflects $53,237 in current assets and $27,104 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds contributed.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $1,500,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering if we are able to design a commercial viable catheter. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

The Company has no employment agreements in place with its officers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

IDe Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JA Energy, Inc.

We have audited the accompanying balance sheets of JA Energy, Inc. (A Development Stage Company) as of August 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows from inception (August 26, 2010) to August 31, 2011. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JA Energy, Inc. (A Development Stage Company) as of August 31, 2011 and 2010 and the results of its operations and its cash flows from inception (August 26, 2010) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

December 14, 2011

JA Energy

(A Development Stage Company)

Balance Sheets

(Audited)	August 31,	August 31,
	2011	2010

Assets

Current assets
Cash & cash equivalents	$ 6,828	$ -
Prepaid expenses	6,059	-
Plantation costs	38,350
Deposits	2,000	-
Total current assets	53,237	-

Total assets	$ 53,237	$ -

Liabilities & stockholders' equity (deficit)

Current liabilities
Accounts payable and accrued liabilities	$ 1,554	$ 2,500
Accounts payable to related parties	10,550
Loan from non related third party	15,000
Total current liabilities	27,104	2,500

Total liabilities	27,104	2,500

Stockholders' equity (deficit)
Preferred stock, $0.001 par value,
5,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 70,000,000
shares authorized, 31,156,703 and 0 issued and
outstanding as of 8/31/11 and 8/31/10,
respectively	31,157
Additional paid-in capital	33,533	325
Stock subscription payable	37,500
Deficit accumulated during development stage	(76,057)	(2,825)
Total stockholders' equity (deficit)	26,133	(2,500)

Total liabilities and stockholders' deficit	$ 53,237	$ -

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Operations

			From inception
	Year	Year	(August 26, 2010)
	ended	ended	to
	August 31, 2011	August 31, 2010	August 31, 2011

Revenue	$ -	$ -	$ -

Expenses
General and administrative	36,232	2,825	39,057
Consulting fees	37,000	-	37,000
Total expenses	73,232	2,825	76,057

Net loss	$ (73,232)	$ (2,825)	$ (76,057)

Weighted average number of
common shares outstanding -
basic	18,027,126	0

Net loss per share - basic	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Stock	Deficit accumulated	Total
					Paid in	subscription	during	Stockholders'
	Shares	Amount	Shares	Amount	Capital	payable	development stage	Equity

Inception
August 26, 2010	-	$-	-	$-	$-	$	$-	$-

Contributed Capital					325			325

Net loss							(2,825)	(2,825)

Balance as at August 31, 2010	-	-	-	-	325		(2,825)	(2,500)

November 8, 2010
Contributed Capital					2,500			2,500

January 14, 2011
Contributed Capital					3,865			3,865

January 31, 2011
Shares issued to reshoot production			34,246,703	34,247	(34,247)			(0)

March 1, 2011					5,000			5,000
Contributed Capital

April 18, 2011
Contributed Capital					2,000			2,000

April 21, 2011
Shares issued for incurring plantation costs			270,000	270	26,730			27,000

May 3, 2011
Shares Cancelled			(3,400,000)	(3,400)	3,400			-

May 4, 2011
Shares issued for services			40,000	40	3,960			4,000

May 20, 2011
Contributed Capital					20,000			20,000

June 15, 2011
Stock subscription payable						37,500		37,500

Net Loss							(73,232)	(73,232)

Balance as at August 31, 2011	-	$-	31,156,703	$31,157	$33,533	$37,500	$(76,057)	$26,133

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Cash Flows

			From inception
	Period	Period	(August 26, 2010)
	ended	ended	to
	August 31, 2011	August 31, 2010	August 31, 2011

Operating activities:
Net loss	$ (73,232)	$ (2,825)	$ (76,057)
Adjustments to reconcile net income to njet cash provided by operating activities:
Share based compensation	-	-	-
Changes in operating assets and liabilities:	-	-	-
Increase in prepaid expense	(6,059)	-	(6,059)
Increase/(Decrease) in accounts payable and accrued liabilities	(946)	2,500	1,554
Increase in accounts payable to related-parties	10,550	-	10,550
Increase/(Decrease) in deposits	(2,000)	-	(2,000)
Net cash used by operating activities	(71,687)	(325)	(72,012)

Investing activities
Payment for plantation costs	(38,350)	-	(38,350)
Net cash used in Investing activities	(38,350)	-	(38,350)

Financing activities:
Proceeds from stock subscription payable	37,500		37,500
Contributed capital	64,365	325	64,690
Proceeds from loan	15,000	-	15,000
Net cash provided by financing activities	116,865	325	117,190

Net increase (decrease) in cash	6,828	-	(6,828)
Cash - beginning	-	-	-

Cash - ending	6,828	-	117,190

Supplemental disclosures:
Interest paid	-	-	-

Income taxes paid	-	-	-

Stock issued in spin off	$65,847	$0	$65,847

Stock issued for incurring plantation costs	$27,000	$0	$27,000

Stock issued for prepaid services	$4,000	$0	$4,000

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 1. General Organization and Business

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over the Counter Bulletin Board. The Company is a Development Stage Company as defined by FASB ASC 915 "Development Stage Entities". The Company plans to use a patented varietal Jerusalem Artichoke, whereby the syrup by-product from the artichoke is converted and processed into ethanol.

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The basis is United States generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue recognition

The Company recognizes revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

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

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

Year-end

The Company has selected August 31 as its year-end.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011 and 2010. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Advertising

Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

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

During the quarter ended May 31, 2011, the shareholder has contributed $27,000 for paying off the Company's liabilities due for professional services and other operating expenses.

There have been no other issuances of preferred or common stock.

NOTE 5 - Reclassification

The Company reclassified common stock from the balance sheet to additional paid in capital pursuant to the cancellation of capital shares in March 2011.

In March 2011, the former President of the Company entered into a stock cancellation agreement with the Company whereby 31,600,000 common shares were returned to treasury and cancelled. Due to the fact that the shares under this agreement have been cancelled without the exchange of consideration to reduce the number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement a reverse stock split. In accordance with SAB Topic 4-C, the Company recorded the cancellation retrospectively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 6. Related Party Transactions

On September 1, 2010, a director of the Company contributed capital of $325 for incorporating fees.

On November 8, 2010, a director of the Company contributed capital of $2,500 for audit fees.

On January 14, 2011, a director of the Company contributed capital of $3,865 for transfer and audit fees.

During the quarter ended May 31, 2011, the shareholder contributed $27,000 for paying off the Company's liabilities due for professional services and other operating expenses.

NOTE 7. Loan Payable

On March 1, 2011, the Company received $15,000 as a loan from a non - related third party. The loan is unsecured, payable on demand and non interest bearing.

NOTE 8. Provision for Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 "Income Taxes". ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of August 31, 2011, the Company had net operating loss carry forwards of $76,057 that may be available to reduce future years' taxable income through 2011. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	76,057	2,825

Total deferred tax assets	26,620	989
Less: valuation allowance	(26,620)	(989)
Net deferred tax assets	-	-

The valuation allowance for deferred tax assets as of August 31, 2011 was $26,620, as compared to $989 as of August 31, 2010. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2011 and August 31, 2010.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At August 31, 2011, we had an unused net operating loss carryover approximating $76,057 that is available to offset future taxable income which expires beginning 2030.

NOTE 9. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011 and 2010

NOTE 10. Commitments and Other Contingencies

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year as of August 31, 2011.

Year Payable Amount Due

2012 $ 6,965

2013 11,120

2014 11,395

2015 and there after 31,141

_______

Total of All Rents $ 60,621

=======

NOTE 11. Subsequent Events

On September 23, 2011, the Company issued 3,000,000 shares of its $0.001 par value common stock to two shareholders pursuant to a Regulation S offering for cash of $75,000.

On October 28, 2011, the Company entered into a Promissory Note with an officer to loan the Company $5,000 without interest, and no due date.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

We have had the same auditor’s since our inception. There has been no change nor any disagreements with our auditors on accounting and financial disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2011, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2011.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2011 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(c) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships among any of the directors and officers.

====================================================================

Name	Age	Positions and Offices Held

James Lusk	59	President, Chief Executive Officer
		And Director

Steve Scott	61	VP, COO, and Director

Sheldon Rockey	35	Director

====================================================================

The business address for our officers/directors is: c/o JA Energy, 4800 W. Dewey Drive, Las Vegas, NV 89118. Set forth below is a brief description of the background and business experience of our officers and directors.

James Lusk, President/CEO/Director

Mr. Lusk has spent the past twelve months, prior to the incorporation of JA Energy, researching the business plan for JA Energy. This includes identifying the varietal Jerusalem artichoke, where to grow the artichoke, how to harvest the artichoke, and process the final product into ethanol. He brings to the company the know-how to make the business plan operational.

Prior to joining JA Energy, Mr. Lusk's experience includes 32 years in public accounting where he worked with many businesses. He has a bachelor's degree in Business Administration with a concentration in accounting from California State University at San Bernardino (1978) and was issued CPA certificates in 1981 California and 1986 Nevada (Both are not current for lack of up to date CPEs).

In March of 2009, he joined Pattie Montgomery CPA LLC as a principal.

From May, 2009 (inception) until December 2009, he was one of four members of Green Global Systems, LLC, a Nevada Limited Liability Company. Mr. Lusk is currently a member of Green Global Systems and controls 50% of this limited liability company. His duties at Green Global Systems, LLC included, the supervision of the building of the prototype Modular Distillation Unit, working with the mechanical engineers, meeting with consultants, researching the market place both domestic and foreign, meeting with local government officials, meeting with farmers, preparing cost analysis for the various phases of the process and meeting with potential investors.

From 2007 to 2008, Mr. Lusk authored a book entitled "33 Cents a Day the Cost of Good Government."

From 2004 to 2007, Mr. Lusk developed Test Only Smog Inspection Stations in California under my Service Marked name of Smog Busters.

Steven Scott, Vice President, COO and Director

Mr. Scott has over 30 years experience in marketing, sales, and management.

2009-Present, Veterinary Practice Owner, the Dewey Veterinary Medical Center of Las Vegas.

1997-2007, Regional Vice President, VCA Animal Hospitals, Inc., managed as many as 26 veterinary hospitals in 4-state region.

1993-2010 Co-Owner, The Quality Connection, Medical Practice Consulting.

Mr. Scott's business experience includes 21 years of managing and administration in human medicine at hospitals in the Cleveland, Ohio area, including 6 years at Metropolitan General Hospital and the Cleveland Clinic Foundation (11 years).

U.S. Army Reserves, 1st Lt Medical Services Corps, Honorable Discharge (1969-1978)

Education:

Ohio State University graduate (BA, Anthropology with completion of the pre-medicine curriculum).

Attended The Weatherhead School of Business at Case Western Reserve University and completed the CCF-sponsored curriculum for Hospital Administration.

Biography of Sheldon Rockey

2002- Present, Mr. Sheldon Rockey is a partner and manager of Rockey Farms LLC located in Center, Colorado.

(b) Family Relationships.

None.

(c) Involvement in Certain Legal Proceedings

Our directors, executive officer and control persons has not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

(d) Affiliated Companies

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the

SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of three members, Mr. James Lusk, Mr. Steve Scott and Mr. Sheldon Rockey. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

(1) The registrant has no standing audit, nominating and compensation committees of the

Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

(2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company is so small.

(3) The members of the Board who act as nominating committee is not independent,

pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

(4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

(5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

(6) The nominating committee will consider candidates recommended by security holders,

and by security holders in submitting such recommendations.

(7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

(8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to JA Energy. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the JA Energy shares, unless the transaction is approved by JA Energy's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of JA Energy

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended August 31, 2011 for our Chief Executive Officer, who was appointed on August 26, 2010.

Compensation

Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Aug. 31,	($)	($)	($)	($)	($)

James Lusk	CEO/Dir.	2011	0	0	0	24,000	24,000
		2010	0	0	0	0	0
Steve Scott	COO/Dir.	2011	0	0	0	0	0
		2010	0	0	0	0	0

Sheldon Rockey	Director	2011	0	0	0	0	0

We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end August 31, 2011.

Outstanding Equity Awards at Fiscal Year-Ending August 31, 2011

We did not have any outstanding equity awards as of August 31, 2011.

Option Exercises for Fiscal Year-Ending August 31, 2011

There were no options exercised by our named executive officer in fiscal year ending August 31, 2011.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending August 31, 2010 or August 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 14, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 34,156,703 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 13, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of JA Energy's common stock.

Title of	Name of Beneficial	Nature of Beneficial	Percent of
Class	Owner and Position	Ownership	Class(1)
--------------------------------------------------------------------------------------------------------------
Common	James Lusk(2)	16,215,600	47.47%
	CEO/Director

Common	Steve Scott(3)	600,000	1.8%
	VP/COO
Common	Sheldon Rockey(4)	270,000	0.8%
	Director
--------------------------------------------------------------------------------------------------------------
Directors and Officer as a Group (3 persons)		17,085,600	50.07%

(1) The percentages listed in the Percent of Class column are based upon 34,156,703 issued and outstanding shares of Common Stock.

(2) James Lusk, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

(3) Steve Scott, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

(4) Sheldon Rockey, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Chief Executive Officer is also our primary shareholder. Our Chief Executive Officer controls 16,215,600 shares of our common stock, or approximately 47% of our outstanding common stock.

The Company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space, and the director will not seek compensation for the use of this space.

Our sole officer and director, James Lusk can be considered a promoter of JA Energy in consideration of his participation and managing of the business of the company since its incorporation.

Except as otherwise indicated herein, there have been no related party transactions since our inception, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

De Joya Griffith & Company, LLC served as our principal independent public accountants for fiscal year ending August 31, 2011. Aggregate fees billed to us for the years ended August 31, 2011 and August 31, 2010 to De Joya Griffith & Company, LLC were as follows:

For the Years Ended August 31,

	------------------------------------------
	2011	2010
	--------------------------------------------
(1) Audit Fees(1)	$5,750	$2,500
(2) Audit-Related Fees	0	0
(3) Tax Fees	0	0
(4) All Other Fees	0	0

Total fees paid or accrued to our principal accountant

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending August 31, 2011, all fees paid to De Joya Griffith & Company, LLC were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

Exhibits

	Exhibit		Filed		Period		Filing
Exhibit	Description		herewith	Form	Ending	Exhibit	Date
---------------------------------------------------------------------------------------------------------------------------
3.1	JA Energy			S-1	8/31/2010	3.1	9/20/2010
Articles of
Incorporation
currently in effect
----------------------------------------------------------------------------------------------------------------------------
3.2	By-Laws as			S-1	8/31/2010	3.2	9/20/2010
currently in effect
----------------------------------------------------------------------------------------------------------------------------
31.1	Certification of
President and
Principal Financial
Officer, pursuant to Section 302 of
The Sarbanes-
	Oxley Act	X
-------------------------------------------------------------------------------------------------------------
32.1	Certification of	X
President and
Principal Financial
Officer, pursuant to Section 906 of
The Sarbanes-
Oxley Act
-------------------------------------------------------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JA ENERGY Registrant
By:/s/ James Lusk
James Lusk President, Treasurer, Secretary and Director Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Lusk James Lusk	President, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director	December 14, 2011