Form 10-Q
period 2011-11-30
JA Energy
filed 2012-01-23
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-54236

JA ENERGY

(Exact name of registrant as specified in its charter)

Nevada	27-3349143
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

7495 W. Azure Dr. Suite 110, Las Vegas, NV	89130
(Address of principal executive offices)	(Zip Code)

(702) 515-4036
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 34,156,703 shares of Common Stock outstanding as of January 18, 2012.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2011

Part I. Financial Information

Item 1. Financial Statements

JA Energy

(A Development Stage Company)

Balance Sheets

(Audited)	November 30,	August 31,
	2011	2011
	(Unaudited)	(Audited)

Assets

Current assets
Cash & cash equivalents	$ 10,960	$ 6,828
Prepaid expenses	1,333	6,059
Inventory	43,158	38,350
Deposits	2,995	2,000
Total current assets	58,446	53,237

Total assets	$ 58,446	$ 53,237

Liabilities & stockholders' equity (deficit)

Current liabilities
Accounts payable and accrued liabilities	$ 10,312	$ 1,554
Accounts payable to related parties	4,500	10,550
Loan from non related third party	15,000	15,000
Total current liabilities	29,812	27,104

Total liabilities	29,812	27,104

Stockholders' equity
Preferred stock, $0.001 par value,
5,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 70,000,000
shares authorized, 34,156,703 and 31,156,703 issued and
outstanding as of 11/30/11 and 8/31/11,
Respectively	34,157	31,157
Additional paid-in capital	105,533	33,533
Stock subscription payable	-	37,500
Deficit accumulated during development stage	(111,056)	(76,057)
Total stockholders' equity	28,634	26,133

Total liabilities and stockholders' equity	$ 58,446	$ 53,237

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From inception
	Three months	Three months	(August 26, 2010)
	ended	ended	to
	November 30, 2011	November 30, 2010	November 30, 2011

Revenue	$ -	$ -	$ -

Expenses
General and administrative	27032	1,750	66,089
Consulting fees	7,967	-	44,967
Total expenses	34,999	1,750	111,056

Net loss	$ (34,999)	$ (1,750)	$ (111,056)

Weighted average number of
common shares outstanding -
basic	33,398,461	0

Net loss per share - basic	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From inception
	Three months	Three months	(August 26, 2010)
	ended	Ended	to
	November 30, 2011	November 30, 2010	November 30, 2011

Operating activities:
Net loss	$ (34,999)	$ (1,750)	$ (111,056)
Adjustments to reconcile net income to njet cash provided by operating activities:

Changes in operating assets and liabilities:	-	-	-
Decrease/(increase) in prepaid	4,726	-	(1,333)
Increase in inventory	(4,808)	-	(43,158)
Increase in deposits	(995)	-	(2,995)
Increase/(Decrease) in accounts payable and accrued liabilities	(1,042)	(750)	512
Increase in accounts payable to related-parties	(750)	-	9,800
Net cash used by operating activities	(37,868)	(2,500)	(148,230)

Financing activities:
Contributed capital	37,500	2,500	139,690
Proceeds from loan – related party	5,000	-	5,000
Payments on loan – related party	(500)	-	(500)
Proceeds from loan	-	-	15,000
Net cash provided by financing activities	42,000	2,500	159,190

Net increase (decrease) in cash	4,132	-	10,960
Cash - beginning	6,828	-	-

Cash - ending	10,960	-	10,960

Supplemental disclosures:
Interest paid	-	-	-

Income taxes paid	-	-	-

Stock issued in spin off	$0	$0	$65,847

Stock issued for incurring plantation costs	$0	$0	$27,000

Stock issued for prepaid services	$0	$0	$4,000

Stock issued for settlement of common stock payable	$37,500	$0	$37,500

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

November 30, 2011

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements filed therewith along with its Form 10-K annual report. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $111,056. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

November 30, 2011

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

Cost of product sold

The types of costs included in cost of product sold are raw materials, packaging materials, manufacturing costs, plant administrative support and overheads, and freight and warehouse costs.

Inventories

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. During the quarter ended November 30, 2011, the Company paid $2,683 in planting costs. The Company capitalizes these costs in accordance with ASC topic 905-360 and ASC 330 as Inventory – raw material. Elements of cost include materials, labor and overhead and are classified as follows:

JA Energy

(A Development Stage Company)

Notes to Financial Statements

November 30, 2011

(Unaudited)

	November 30, 2011	August 31, 2011

Raw materials and supplies	$43,158	$38,350
In-process inventories	--	--
Finished goods	--	--

	$43,158	$38,350

Year end

The Company's fiscal year-end is August 31.

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

On October 28, 2011, the Company entered into a Promissory Note with an officer to loan the Company $5,000 without interest, and no due date. As of November 30, 2011, the Company has repaid $500.

NOTE 6 - Loan Payable

On March 1, 2011, the Company received $15,000 as a loan from a non - related third party. The loan is unsecured, payable on demand and non interest bearing.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

November 30, 2011

(Unaudited)

NOTE 7 - Inventory

The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in additional expense to the Company and affect its results of operations.

During the quarter ended November 30, 2011, the Company reclassified plantation cost as Inventory in accordance with ASC 330. As of November 30, 2011, raw material consisted of direct material, direct labor and overhead costs incurred to grow the plant which will be used as a raw material to produce the Company’s final ethanol product. Elements of cost include materials, labor and overhead and are classified as follows:

	November 30, 2011	August 31, 2011

Raw materials and supplies	$43,158	$38,350
In-process inventories	--	--
Finished case goods	--	--

	$43,158	$38,350

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Results of Operations

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

We plan to establish small portable conversion plants in inner-cities. We plan to begin this program in Nevada. The conversion plants can only convert a limited amount of artichoke extract to ethanol. To add flexibility to the Company’s growth the Company will begin evaluating the feasibility of using molasses for the distillation process. We plan to have one of these portable conversion plants in operation during 2011. We shall be targeting local charities to assist in the payment and operations of this facility. We expect each facility will require six employees to operate the distilling equipment. The first unit was constructed and has been tested by Green Global Systems LLC. Mr. Lusk is currently a member of Green Global Systems and controls 100% of this limited liability company. Green Global Systems LLC had built a MDU using the specifications of a patent owned by our CEO. The cost of construction for the first unit was $35,000. Although Green Global Systems LLC spent $94,000 in research and development costs to build the first MDU. Now that the first prototype has been built, we have costed out the process to construct a small distillation unit. Currently the unit is being redesigned to be automated to aperate for up to etith days. We believe we can produce the new design units for $50,000. The MDU is currently under the control of Green Global Systems, LLC which has agreed to a buyout of their interest for the amount of funds expended. The Company plans to setup a Modular Distillation Unit which was manufactured and tested by Green Global Systems, LLC, in Central Nevada. The unit will be permanently housed in Nevada as part of the company's demonstration and training facility. The unit will be operated by the Company. The Company will apply for the applicable permits for operation and use the ethanol produced as fuel to deliver the fruit and vegetables grown in the hydroponics greenhouses to customers in Las Vegas. The Company plans has leased 33 acres for a two year demonstration crop to supply the Jerusalem Artichoke juice. The company plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs.

In the Spring of 2011, management identified and leased thirty-three acres of land in Alamo, Lincoln County, Nevada for its first planting. This land is arid and suitable for growing artichokes.

The Company purchased sufficient Jerusalem Artichoke tubers to plant on this leased property. This was considered a small test program to remove future problems with larger plantings. For example, management learned that it needs to add nitrogen to the soil before planting to improve the yields of the Jerusalem Artichoke, harvesting needs to take place at earlier intervals, and the MDU needs an improved exhaust system. This initial planting did not produce enough Jerusalem Artichoke to extend the planting so the company will purchase additional seed to plant approximately 80 more acres next planting season.

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

We developed a model based on 50-acres of the Jerusalem artichoke crop. Based on three harvests, we believe this would produce a total 37,500 gallons of ethanol per year on 50-acres of land. We estimate our total operating costs, including equipment depreciation, seeds, costs to harvest and, overhead costs will equate to $1.24 per gallon. We estimate the residual animal feed for the 50 acres after costs will equal $23,120. Therefore, based on the current market price of ethanol of $2.25per gallon, we estimate our 50 acres will yield 37,500 gallons per year with a profit of $1.01 per gallon or $37,850 plus $23,120 in residual animal feed.

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

Results of Operations for the three months ended November 30, 2011

Revenues

We earned no revenues since our inception through November 30, 2011. We are presently in the development stage of our business and we can provide no assurance that we will be successful.

For the period inception through November 30, 2011, we generated no income. Our loss was attributed to organizational expenses, audit fees, legal fees and planting Jerusalem artichokes. We anticipate our operating expenses will increase as we build our operations.

For the three months ending November 30, 2011, we experienced a net loss of $(34,999) as compared to a net loss of $(1,750) for the same period last year. The net loss for the three months ending November 30, 2011 was contributed to planting Jerusalem artichokes, consulting fees, legal fees and audit fees. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the three month periods ending November 30, 2011 and November 30, 2010, the Company experienced general and administrative expenses of $27,032 and $1,750 respectfully. These expenses represented start-up costs as the Company begins its business operations.

For the three months ended November 30, 2011 and November 30, 2010, the Company had $(34,999) and $(1,750), respectfully in losses from operations. Since the Company's inception, on August 26, 2010, the Company had a net loss of $(111,056).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of November 30, 2011, the Company has recognized no revenues and has accumulated operating losses of approximately $111,056 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs and well as building its infrastructure will most likely exceed any anticipated revenues for the coming year.

The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Expected purchase or sale of plant and significant equipment

With the exception of Modular Distillation Units, we do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of November, 2011, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of November 30, 2011 the Company has assets of $58,446 and liabilities of $29,812. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 30, 2011, the Company has 34,246,703 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November, 2011 and concluded that they will not have a material effect on the financial statements as of November 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on S-1 for the fiscal year ended November 30, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1	08/31/10	3.1	09/20/10
3.2	Bylaws, as currently in effect		S-1	08/31/10	3.2	09/20/10
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JA Energy Registrant

Date: January 23, 2012	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer