Form 10-Q/A
period 2011-11-30
JA Energy
filed 2012-03-02
CIK 1500242

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the JA Energy (“the Company” or “Registrant”) Quarterly Report on Form 10-Q filed with the U. S. Securities and Exchange Commission (“Commission”) on January 23, 2012 (the “Original Filing”). This Amendment is being filed to include the interactive data file required by Item 601(b)(101) of Regulation S-K.

There have been no changes from the Original Filing other than as herein. This Amendment No. 1 does not modify or update in any way the other disclosures made in the Original Filing.

______________________________________________________________________________

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q/A contains forward-looking statements. When used in this Quarterly Report on Form 10-Q/A, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q/A All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

We plan to establish small portable conversion plants in inner-cities. We plan to begin this program in Nevada. The conversion plants can only convert a limited amount of artichoke extract to ethanol. To add flexibility to the Company’s growth the Company will begin evaluating the feasibility of using molasses for the distillation process. We plan to have one of these portable conversion plants in operation during 2011. We shall be targeting local charities to assist in the payment and operations of this facility. We expect each facility will require six employees to operate the distilling equipment. The first unit was constructed and has been tested by Green Global Systems LLC. Mr. Lusk is currently a member of Green Global Systems and controls 100% of this limited liability company. Green Global Systems LLC had built a MDU using the specifications of a patent owned by our CEO. The cost of construction for the first unit was $35,000. Although Green Global Systems LLC spent $94,000 in research and development costs to build the first MDU. Now that the first prototype has been built, we have costed out the process to construct a small distillation unit. Currently the unit is being redesigned to be automated to operate for up to eight days. We believe we can produce the new design units for $50,000. The MDU is currently under the control of Green Global Systems, LLC which has agreed to a buyout of their interest for the amount of funds expended. The Company plans to setup a Modular Distillation Unit which was manufactured and tested by Green Global Systems, LLC, in Central Nevada. The unit will be permanently housed in Nevada as part of the company's demonstration and training facility. The unit will be operated by the Company. The Company will apply for the applicable permits for operation and use the ethanol produced as fuel to deliver the fruit and vegetables grown in the hydroponics greenhouses to customers in Las Vegas. The Company plans has leased 33 acres for a two year demonstration crop to supply the Jerusalem Artichoke juice. The company plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at November 30, 2011 (unaudited), and May 31, 2011 (audited)

(2) Unaudited Statements of Operations for the three-month periods ended November 30, 2011 and 2010, and the period from August 26, 2010 (inception) to November 30, 2011

(3) Unaudited Statements of Cash Flows for the six-month periods ended November 30, 2011 and 2010, and the period from August 26, 2010 (inception) to November 30, 2011

(4) Notes to the financial statements statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JA Energy Registrant

Date: March 2, 2012	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer