Form 10-Q
period 2012-02-29
JA Energy
filed 2012-04-23
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2012

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

There were 34,156,703 shares of Common Stock outstanding as of April 23, 2012.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended February 29, 2012

Part I. Financial Information

Item 1. Financial Statements

JA Energy

(A Development Stage Company)

Balance Sheets

	February 29, 2012	August 31, 2011
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$ -	$ 6,828
Prepaid expenses	333	6,059
Inventory	43,158	38,350
Deposits	3,355	2,000
Total current assets	46,846	53,237

TOTAL ASSETS	$ 46,846	$ 53,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$ 5,166	$ -
Accounts payable and accrued liabilities	1,695	1,554
Accounts payable to related parties	9,800	10,550
Loan from non related third party	15,000	15,000
Total current liabilities	31,661	27,104

Total liabilities	31,661	27,104

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	34,157	31,157
authorized, 34,156,703 and 31,156,703 issued and
outstanding as of 2/29/12 and 8/31/11,
respectively
Additional paid-in capital	155,533	33,533
Stock subscription payable	6,923	37,500
Deficit accumulated during development stage	(181,428)	(76,057)
Total stockholders' equity	15,186	26,133
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 46,846	$ 53,237

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ending February 29, 2012	For the three months ending February 28, 2011	For the six months ending February 29, 2012	For the six months ending February 28, 2011	From inception (June 26, 2009) to February 29, 2012
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General & administrative	60,872	2,140	87,904	3,890	126,961
Consulting fees	9,500	-	17,467	-	54,467

Total expenses	70,372	2,140	105,371	3,890	181,428

Net loss	$ (70,372)	$ (2,140)	$ (105,371)	$ (3,890)	$ (181,428)

Weighted average number of common
shares outstanding- basic	34,156,703	21,217,271	33,398,461	10,550,024

Net loss per share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the six months ending February 29, 2012	For the six months ending February 28, 2011	From inception (June 26, 2009) to February 29, 2012
OPERATING ACTIVITIES
Net loss	$ (105,371)	$ (3,890)	$ (181,428)
Adjustment to reconcile net loss to net cash
used by operating activities:
Stock compensation 6,923		-	6,923
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid	5,726	-	(333)
Increase in inventory	(4,808)	-	(43,158)
Increase in deposits	(1,355)	-	(3,355)
Increase/(decrease) in accounts payable and accrued liabilities	141	(2,475)	1,695
Increase/(decrease) in accounts payable to related-parties	(750)	-	9,800
Net cash used by operating activities	(99,494)	(6,365)	(209,856)

FINANCING ACTIVITIES
Proceeds from sale of common stock	37,500	-	102,190
Contributed capital	50,000	6,365	87,500
Bank overdraft	5,166	-	5,166
Proceeds from loan- related party	5,000	-	5,000
Payments on loan-related party	(5,000)	-	(5,000)
Proceeds from loan	-	-	15,000
Net cash provided by financing activities	92,666	6,365	209,856

NET INCREASE IN CASH	(6,828)	-	-
CASH - BEGINNING OF THE PERIOD	6,828	-	-
CASH - END OF THE PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Stock issued in spin off	$ -	$ 65,847	$ -
Stock issued for settlement of common	$ 37,500	-	$ 37,500
stock payable

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

February 29, 2012

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements filed therewith along with its Form 10-K annual report. Operating results for the three months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $181,428. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

February 29, 2012

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

JA Energy

(A Development Stage Company)

Notes to Financial Statements

February 29, 2012

(Unaudited)

Year end

The Company's fiscal year-end is August 31.

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

As part of the Director of Research and Developments Employment agreement the company has agreed to pay one half of the $10,000 monthly salary in common stock at a value of $0.25 per share. The shares vest over a one year period bi-weekly. As of February 29, 2012, $6,923 is included in shares payable. During the Quarter Ending February 29, 2012 the company accrued an expense for $15,000.

During the quarter the Company completed a $75,000 Subscription agreement for 3 million shares, $50,000 was paid during the current quarter.

During the quarter, an officer of the Company contributed $50,000 to fund operating expenses.

On September 23, 2011, the Company issued 3,000,000 shares of its $0.001 par value common stock to two shareholders pursuant to a Regulation S offering for cash of $75,000.

On January 14, 2011, a director of the Company contributed capital of $3,865 for transfer and audit fees.

There have been no other issuances of preferred or common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter, an officer of the Company contributed $50,000 to fund operating expenses.

On January 14, 2011, a director of the Company contributed capital of $3,865 for transfer and audit fees.

On October 28, 2011, the Company entered into a Promissory Note with an officer to loan the Company $5,000 without interest, and no due date. As of February 29, 2012, the Company has repaid $5,000.

NOTE 6 - LOAN PAYABLE

On March 1, 2011, the Company received $15,000 as a loan from a non – related third party. The loan is unsecured, payable on demand, and non interest bearing.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

February 29, 2012

(Unaudited)

NOTE 7 - INVENTORY

The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in additional expense to the Company and affect its results of operations.

During the quarter ended February 29, 2012, the Company reclassified plantation cost as Inventory in accordance with ASC 330. As of February 29, 2012, raw material consisted of direct material, direct labor and overhead costs incurred to grow the plant which will be used as a raw material to produce the Company’s final ethanol product. Elements of cost include materials, labor and overhead and are classified as follows:

	February 29, 2012	August 31, 2011

Raw materials and supplies	$43,158	$38,350
In-process inventories	--	--
Finished case goods	--	--

	$43,158	$38,350

NOTE 8 - SUBSEQUENT EVENTS

The Chief Executive Officer loaned to the Company $60,000 since the end of the prior quarter. The terms of the loan are due upon demand with an annual interest rate of 5%. The Company paid the balance on the prior officer loan of $1,500 which was non-interest bearing.

On March 12, 2012, the Company purchased a 2011 Ford Taurus for $21,655, secured by a $20,000 7% five year note.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

JA Energy Business Plan

JA Energy will manufacture and sell the Modular Distillation Units ("MDU"), and Hydroponics Greenhouse packages to individuals, non-profit organizations or companies. The company will organize and manage farm cooperatives for the growing of Jerusalem Artichoke, which will be used in the MDU to produce ethanol. JA Energy plans to use farm cooperatives growing Jerusalem Artichoke to control the expansion of the crop. Additionally, JA Energy will manage the processing the crop in the field, separating the pulp from the juice (the equipment is unique to this application). The "juice" will be harvest by a harvester which separates the juice from the plant pulp. The juice is transferred via the harvester to an accompanying tank truck. When each tank truck is filled it then drives to the centrally located processing plant. The juice will be transported to a centrally located processing plant to condense the juice to a syrup (JA Energy plans to apply for patent on this process). The "syrup" once processed will be packaged in containers commonly called totes (used primarily for the shipping of molasses). These totes will be shipped to the various MDU locations via trucking companies contracted by the cooperative for processing into ethanol. While the crop is expanding to satisfy demand the MDU will use molasses as the feedstock for the distillation process.

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

The Jerusalem Artichoke does not produce oil. The inulin is converted in to ethanol, at a rate of 1,200 gallons of ethanol per acre per USDA statistics. The crop is used one hundred percent and there are no waste by-products. The stalks are juiced and processed into a syrup or directly into ethanol via distillation. The pulp of the stalks is used for cattle feed comparable to distillers grains. The root tubers are used as seed for planting next seasons' crop. Once the rate of cultivation slows the root tubers will be used for chicken or hog feed, and can be processed into a gluten free flour. JA Energy Inc. does not intend to be involved in these other areas.

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

We plan to establish small portable conversion plants in inner-cities. We plan to begin this program in Nevada. The conversion plants can only convert a limited amount of artichoke extract to ethanol. To add flexibility to the Company’s growth, the Company will begin evaluating the feasibility of using molasses for the distillation process. We plan to have one of these portable conversion plants in operation during 2011. We shall be targeting local charities to assist in the payment and operations of this facility. We expect each facility will require six employees to operate the distilling equipment. The first unit was constructed and has been tested by Green Global Systems LLC. Mr. Lusk is currently a member of Green Global Systems and controls 100% of this limited liability company. Green Global Systems LLC had built a MDU using the specifications of a patent owned by our CEO. The cost of construction for the first unit was $35,000. Although Green Global Systems LLC spent $94,000 in research and development costs to build the first MDU. Now that the first prototype has been built, we have costed out the process to construct a small distillation unit. Currently the unit is being redesigned to be automated to operate for up to eight days. We believe we can produce the new design units for $50,000. The MDU is currently under the control of Green Global Systems, LLC which has agreed to a buyout of their interest for the amount of funds expended. The Company plans to setup a Modular Distillation Unit which was manufactured and tested by Green Global Systems, LLC, in Central Nevada. The unit will be permanently housed in Nevada as part of the company's demonstration and training facility. The unit will be operated by the Company. The Company will apply for the applicable permits for operation and use the ethanol produced as fuel to deliver the fruit and vegetables grown in the hydroponics greenhouses to customers in Las Vegas. The Company has leased 33 acres for a two year demonstration crop to supply the Jerusalem Artichoke juice. The company plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs.

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

Since Jerusalem Artichokes grow like weeds, their stalks will provide three harvests during one calendar year. At the end of the calendar year, the remaining stalks (tuber) in the field can be used as seeds to multiply the harvest in the following year by twenty percent. When the harvest stalks are harvested, the harvesting machinery will divide the harvest into two parts: 1) animal feeds; and 2) juice that can be condense into syrup. The artichoke juice has a short shelf-life, as compared to the syrup that can be stored for a longer length of time. The Company has developed a small [size of a tractor trailer] distiller that can convert the artichoke syrup into 1,000 gallons of ethanol per week. The MDU was tested using molasses as the distillation feedstock. The test was designed to demonstrate the efficiency of the MDU, as a distillation unit for a variety of feedstock. The unit will distill at a rate of 144 gallons per day which is the 1,000 gallons per week rate. The Company plans to control the harvesting of the crop via the management agreements with the cooperatives. At this time, the Company does not plan to own or operate its own harvesting machinery.

We developed a model based on 50-acres of the Jerusalem artichoke crop. Based on three harvests, we believe this would produce a total 37,500 gallons of ethanol per year on 50-acres of land. We estimate our total operating costs, including equipment depreciation, seeds, costs to harvest, and overhead costs will equate to $1.24 per gallon. We estimate the residual animal feed for the 50 acres after costs will equal $23,120. Therefore, based on the current market price of ethanol of $2.25 per gallon, we estimate our 50 acres will yield 37,500 gallons per year with a profit of $1.01 per gallon or $37,850 plus $23,120 in residual animal feed.

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

Jerusalem artichoke

The Jerusalem Artichoke is a relative of the Sunflower, it is considered a perennial native sunflower species, and is not related to the Globe Artichoke. This plant begins it growth from its underground roots. The plant produces a product called inulin, which is a white, starch like polysaccharide that yields very sweet sugar called fructose. The plant stores the inulin in its stem until it flowers. When the plant begins to flower, the inulin is then translocated to the tuber, which are the roots of the plant.

Jerusalem Artichoke stalk must be cut above the underground stems immediately before the plant flowers to retain all of the sugar in the stalk; the stalk is then ground in a hammermill to release the sugars from the center of the stalk; the sugar juices from the hammermill are collected; the remaining mass of the center of the stalk, and bark is squeezed to remove the remaining sugar juices; the entire collected sugar juice is then processed by heating and adding yeast, then fermented. The remaining product is then distilled to produce ethanol. The method produces the maximum quantity of high grade ethanol per acre of plant of any known plant source.

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

The marketing will be expanded to areas outside the inner cities, such as Indian Reservations where there is also a need for fresh produce and jobs. Beyond those areas the company intends to market to individuals or business that what to operate one of the MDU sites.

Recent Events

1) The Company has just planted a total of fifty (50) acres of Jerusalem Artichoke crop in Alamo, NV, Center, Colorado, and Montrose, CO.

2) The Company has developed its fully automatic Modular Distillation Unit. This Unit has been redesigned and the component parts are being put out to bid. Management views these milestones as major events for the company.

3) The Company is in the process of selling 70,000 pounds of excess Jerusalem Artichoke tubers, which were grown in Center, Colorado during the 2010-2011 growing season and purchased by the Company from a related party (Sheldon Rockey, a director of the Company). The Company is currently selling these tubers at market prices and expects to receive seventy-five (75) cents per pound.

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

Results of Operations for the six months ended February 29, 2012

Revenues

We earned no revenues since our inception through February 29, 2012. We are presently in the development stage of our business and we can provide no assurance that we will be successful.

For the period from inception through February 29, 2012, we generated no income. Our loss was attributed to organizational expenses, audit fees, legal fees, and planting Jerusalem artichokes. We anticipate our operating expenses will increase as we build our operations.

For the six months ending February 29, 2012, we experienced a net loss of $(105,371) as compared to a net loss of $(3,890) for the same period last year. The net loss for the six months ending February 29, 2012 was contributed to planting Jerusalem artichokes, consulting fees, legal fees and audit fees. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the six month periods ending February 29, 2012, the Company experienced general and administrative expenses of $87,904 as compared $3,890 for the same period last year. For the three month periods ending February 29, 2012, the Company experienced general and administrative expenses of $60,872 as compared $2,140 for the same period last year. These expenses represented start-up costs as the Company begins its business operations.

For the six months ended February 29, 2012, the Company had a net loss of $(105,371) as compared to $(3,890) for the same period last year. For the three months ended February 29, 2012, the Company had a net loss $(70,372) as compared to $(2,140) for the same period last year. Since the Company's inception, on August 26, 2010, the Company had a net loss of $(181,428).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of February 29, 2012, the Company has recognized no revenues and has accumulated operating losses of approximately $181,428 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

JA Energy plans to manufacture and sell the Modular Distillation Units which will convert Jerusalem Artichokes into ethanol. The Modular Distillation Units have been designed and a prototype has been built. The Company needs to raise funds to purchase this unit. The Company does not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

With the exception of Modular Distillation Units, we do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of February 29, 2012 the Company has current assets of $46,846 and current liabilities of $31,661. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of February 29, 2012, the Company has 34,156,703 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities, and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November, 2011 and concluded that they will not have a material effect on the financial statements as of February 29, 2012.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on 10-K for the fiscal year ended August 31, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Mine Safety Disclosures

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

JA Energy Registrant

Date: April 23, 2012	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer