Form 10-Q
period 2012-05-31
JA Energy
filed 2012-07-16
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 16, 2012, the registrant’s outstanding common stock consisted of 37,256,703 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2012

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

JA Energy

(A Development Stage Company)

Balance Sheets

		May 31, 2012	August 31, 2011
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents		11,433	6,828
Prepaid expenses		11,845	6,059
Inventory		49,188	38,350
Deposits		3,355	2,000
Total current assets		75,821	53,237

Fixed assets:
Vehicle, net of accumulated depreciation of $736		21,386	-
Total fixed assets		21,386	-
TOTAL ASSETS		97,207	53,237

LIABILITIES AND STOCKHOLDERS' EQUITY	(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities		4,182	1,554
Accounts payable to related parties		9,800	10,550
Loan payable – current		3,502	-
Loan payable - related party		99,000	-
Loan from non related third party		15,000	15,000
Total current liabilities		131,484	27,104

Long term liabilities:
Loan payable - long term		15,955	-
Total long term liabilities		15,955	-
Total liabilities		147,439	27,104

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares		-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares		37,157	31,157
	authorized, 37,156,703 and 31,156,703 issued and
outstanding as of 5/31/12 and 8/31/11, respectively
Additional paid-in capital		155,533	33,533
Stock subscription payable		24,519	37,500
Deficit accumulated during development stage		(264,441)	(76,057)
Total stockholders' equity (deficit)		(50,232)	26,133
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)		$97,207	$53,237

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ending May 31, 2012	For the three months ending May 31, 2011	For the nine months ending May 31, 2012	For the nine months ending May 31, 2011	From August 26, 2010 (inception) to May 31, 2012
Revenue	$5,000	$-	$5,000	$-	$5,000
Cost of goods sold	(3,750)	-	(3,750)	-	(3,750)
Gross profit	1,250	-	1,250	-	1,250

Operating expenses:
General & administrative	75,763	9,410	163,667	13,300	202,724
Consulting fees	8,500	27,000	25,967	27,000	62,967

Total expenses	84,263	36,410	189,634	40,300	265,691

Net loss	(83,013)	(36,410)	(188,384)	(40,300)	(264,441)

Weighted average number of common
shares outstanding- basic	34,156,703	36,615,181	33,915,827	19,333,887

Net loss per share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the nine months ending May 31, 2012	For the nine months ending May 31, 2011	From August 26, 2010 (inception) to May 31, 2012
OPERATING ACTIVITIES
Net loss	(188,384)	(40,300)	(264,441)
Adjustment to reconcile net loss to net cash
used by operating activities:
Stock compensation	24,519	4,000	24,519
Changes in operating assets and liabilities:
Depreciation	736	-	736
Increase in prepaid	(5,786)	(12,708)	(11,845)
Increase in inventory	(10,838)	(11,350)	(49,188)
Increase in deposits	(1,355)	(2,000)	(3,355)
Increase in accounts payable and accrued liabilities	2,629	6,998	4,183
Increase (decrease) in accounts payable to related-parties	(750)	-	9,800
Net cash used by operating activities	(179,230)	(55,360)	(289,592)

INVESTING ACTIVITIES
Purchase of fixed asset - vehicle	(22,122)	-	(22,122)
Net cash used by investing activities	(22,122)	-	(22,122)

FINANCING ACTIVITIES
Proceeds from sale of common stock	37,500	-	102,190
Contributed capital	50,000	33,365	105,095
Proceeds from loan - related party	104,000	-	104,000
Payments on loan-related party	(5,000)	-	(5,000)
Proceeds from loan	20,000	26,350	35,000
Payments on loan	(543)	-	(543)
Net cash provided by financing activities	248,553	59,715	340,742

NET INCREASE IN CASH	4,605	4,355	11,433
CASH - BEGINNING OF THE PERIOD	6,828	-	-
CASH - END OF THE PERIOD	11,433	4,355	11,433

SUPPLEMENTAL DISCLOSURES:
Stock issued in spin off	-	65,847	-
Stock issued for settlement of common
stock payable	37,500	-	37,500
Interest paid	1,064	-	1,064

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements filed therewith along with its Form 10-K annual report. Operating results for the three months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $264,441. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

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

May 31, 2012

(Unaudited)

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

As part of the Director of Research and Developments Employment agreement the company has agreed to pay one half of the $10,000 monthly salary in common stock at a value of $0.25 per share. The shares vest over a one year period bi-weekly. As of May 31, 2012, $20,769 is included in shares payable. During the nine months ended May 31, 2012 the Company accrued an expense for $15,000.

During the nine months ended May 31, 2012, the Company completed a $75,000 Subscription agreement for 3 million shares, $50,000 was paid during the period.

During the nine months ended May 31, 2012, an officer of the Company contributed $50,000 to fund operating expenses.

There have been no other issuances of preferred or common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2012, an officer of the Company contributed $50,000 to fund operating expenses.

On January 14, 2011, a director of the Company contributed capital of $3,865 for transfer and audit fees.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Unaudited)

On October 28, 2011, the Company entered into a Promissory Note with an officer to loan the Company $5,000 without interest, and no due date. As of May 31, 2012, the Company has repaid $5,000.

The Chief Executive Officer loaned to the Company $99,000 during the current period. The terms of the loan are due upon demand with an annual interest rate of 5%. The Company paid the balance on the prior officer loan of $1,500 which was non-interest bearing.

NOTE 6 - LOAN PAYABLE

On March 1, 2011, the Company received $15,000 as a loan from a non – related third party. The loan is unsecured, payable on demand, and non interest bearing.

On March 12, 2012, the Company purchased a 2011 Ford Taurus for $22,122, secured by a $20,000 7% five year note.

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

During the nine months ended May 31, 2012, the Company reclassified plantation cost as Inventory in accordance with ASC 330. As of May 31, 2012, raw material consisted of direct material, direct labor and overhead costs incurred to grow the plant which will be used as a raw material to produce the Company’s final ethanol product. Elements of cost include materials, labor and overhead and are classified as follows:

	May 31, 2012	August 31, 2011

Raw materials and supplies	$49,188	$38,350
In-process inventories	--	--
Finished case goods	--	--

	$49,188	$38,350

JA Energy

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On June 20, 2012, the Company sold 100,000 unregistered restricted shares to an accredited investor for $50,000.

NOTE 9 – RESTATEMENT

The Company intends to restate its financial statements for the quarter ended February 29, 2012 to correct items relating to a related party loan. Accordingly, our previously filed financial statements for the quarter ended February 29, 2012 cannot be relied upon. Our February 29, 2012 Form 10-Q will be restated to include the issuance of a $35,000 loan from the Company’s CEO.

10

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

Overview

JA Energy is working on developing a suite of products with a view of finding global energy solutions. Management believes non-oil-producing, agricultural-based countries are spending large amounts of their gross domestic product to pay for fossil fuel to power their economies, and ethanol from sugar beets or sugar cane to provide the electricity to replace diesel generation. With the base load power augmented by the photovoltaic and CSP products, countries will be able to provide some of their energy needs from within and lessen their imports.

JA Energy Business Plan

JA Energy will manufacture and sell Modular Distillation Units (“MDU”) to individuals, nonprofit organizations and/or companies. The primary application for ethanol, produced utilizing JA Energy’s MDU, will be as an oxygenator of motor vehicle fuel. The Company will organize and manage Jerusalem Artichoke farms and all aspects of farming to maintain control of the expansion of the crop. The Company also plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs.

As the MDU is tested and proven domestically, it will open the door to renewable base load electricity, biodiesel (vegetable oil and ethanol mix), establishment of greenhouse complexes, and the creation of international business opportunities. When the first unit is operational and placed in Alamo, Nevada, the Company will begin building the second unit, which should be located in an economically-challenged section of the Las Vegas Valley. Units three and four are earmarked to be located in Hawaii and San Francisco.

The focus on the foreign joint venture for the first 50 Units will allow for the creation of manufacturing and time to establish a U.S. sales infrastructure. We plan to create business parks in the inner cities and have the MDUs located there. It will be necessary to come to agreement with individual cities and to do the necessary improvement to the sites. Utilizing the redevelopment programs for the blighted inner cities, the Company should be able to achieve long-term leases on land for the business parks. The construction of the infrastructure will require the Company to acquire funding and the cooperation of the building departments of each city. Our first goal will be to establish a business park in the Las Vegas Valley, working with the cities of Las Vegas and North Las Vegas. Sales in the U.S. will be assisted by a U.S. Department of Energy program administered by the U.S. Department of Agriculture (USDA) and a U.S. immigration program referred to as EB-5. For the MDU to qualify for the USDA program, one of the Company’s units must be in operation for 12 months. By doing the foreign joint ventures, time will pass that will allow the production from the second half of 2013 to qualify. The EB-5 program will need to be drawn up and approved before it can be utilized.

The MDU was tested using molasses as the distillation feedstock. The test was designed to demonstrate the efficiency of the MDU as a distillation unit for a variety of feedstocks. The unit distills at a rate of 144 gallons per day or 1,000 gallons per week.

The estimated operating costs to produce one gallon of ethanol includes the necessary energy and water inputs. The energy cost savings associated with the MDU is derived from a design methodology that introduces distillate into the still area. This method of heating and the redirection of the waste heat into heat exchangers reduces the energy costs, which increases the effectiveness of the distillation process.

The Business Outlook

The U.S. market is unique by its nature. The requirement for ethanol in fuel as an oxygenator to improve air quality provides opportunities not available in most of the world. This demand provides an additional benefit with the production of table vegetables when a hydroponic greenhouse is paired up with a MDU and produce is grown close to the consumer. The added freshness and food security (over one-half of table vegetables are imported), not to mention the reduction of imports, gives rise to business opportunities in the most challenged areas of our cities. Placing MDUs in inner cities will provide a new economic use for land and people, which would otherwise not be utilized by society.

Jerusalem Artichoke

The Jerusalem Artichoke is a relative of the sunflower, is considered a perennial native sunflower species, and is not related to the globe artichoke. The plant begins it growth from its underground roots. It produces a product called inulin, which is a white, starchy polysaccharide that yields fructose (a very sweet sugar). The plant stores the inulin in its stem until it flowers. When the plant begins to flower, the inulin is translocated to the tuber, which is the root of the plant.

JA Energy will manage the processing the Jerusalem Artichoke crop in the field, which involves separating the pulp from the juice (the equipment is unique to this application). The juice will be extracted by a harvester that separates the juice from the plant pulp. The juice is transferred via the harvester to an accompanying tank truck. When each tank truck is filled, the juice is transported to a centrally located processing plant to condense the juice to a syrup (JA Energy plans to apply for patent on this process). Once it is processed, the syrup will be packaged in containers commonly called totes (used primarily for the shipping of molasses).

The Jerusalem Artichoke produces a flower that has infertile seeds, requiring the crop to be expanded by using the root systems (tubers) similarly to the way potatoes are grown. Only authorized growers will be allowed to plant the crop. Limiting the number of growers and the acreage they are authorized to plant will control the expansion of the crop.

The Jerusalem Artichoke does not produce an oil. The inulin produced by the Jerusalem Artichoke is a sweetener, which the human body does not absorb (bacteria in the intestines thrive on inulin to create probiotics). The entire crop is used with no waste byproducts: the stalks are juiced and processed into syrup; the pulp of the stalks is used for cattle feed, which is comparable to distillers’ grains; and the root tubers are seeds for planting next season’s crop. Once the rate of cultivation slows, the root tubers will be used for chicken or hog feed, and can be processed into a gluten-free flour. JA Energy will evaluate the profitability of being involved in these other product lines.

The greenhouse gases from the distillation process and the liquid residue are redirected into a hydroponic greenhouse, which is attached to the MDU. The entire process is free of waste byproducts; even the plant material from the greenhouses will be collected and mulched.

In spring 2012, management replanted the leased 33 acres of land in Alamo, Lincoln County, Nev., for its second planting. This land is arid and suitable for growing Jerusalem Artichokes. The Company purchased sufficient Jerusalem Artichoke tubers to plant on the leased property. This was considered a small test program to remove and reduce future problems with larger plantings. For example, management learned that nitrogen needs to be added to the soil before planting to improve the yields of the Jerusalem Artichoke and harvesting needs to take place at earlier intervals.

The Company plans to purchase or lease farms long term where the farmers will be paid a base rent plus a share in the crop. The Company will be responsible for all the funding or financing to establish the processing plant and acquire the necessary equipment. The Company plans to have control of processing production. The lease agreements will be for 10 years with an option to renew for an additional 10 years.

Since Jerusalem Artichokes grow like weeds, their stalks will provide three harvests during one calendar year. At the end of the calendar year, the remaining stalks (tubers) in the field can be used as seeds to multiply the following year’s harvest by 20 percent. The harvesting machinery will divide the stalks into two parts: 1) animal feed and 2) juice to be condensed into syrup. The Jerusalem Artichoke juice has a short shelf-life compared to the syrup, which can be stored for a longer length of time.

Jerusalem Artichoke stalk must be cut above the underground stems immediately before the plant flowers to retain all of the sugar in the stalk. The stalk is ground in a hammer mill to release the sugars from the center of the stalk; the sugar juices from the hammer mill are collected; and the remaining mass of the center of the stalk and bark are squeezed to remove the remaining sugar juices.

Sugar Beets

With just 60 acres of either sugar beets or sugar cane, the MDU is designed to produce 50,000 gallons of ethanol. Sugar used to operate the MDU will require processing. Therefore, a second 60 acres and MDU may be utilized to produce the fuel, to operate the farm equipment, or to sell to provide the currency to purchase fossil fuel for the tractors (diesel in farming equipment is more effective than ethanol). In the case of sugar cane, once it is dried and the juice is extracted, the fibrous residue of the plant is a source of fuel to reduce the juice to syrup. The reduction of the cane or sugar beet juice to a 30-percent sugar solution is all that is necessary to process it into ethanol.

This process would allow, even the remotest of locations in the world to be able to generate electricity from this locally produced energy source. The wide-ranging effects will include processing local resources for market, increasing health-related services, and improved water quality. The most important benefit of MDU electricity generation is the ability to preserve food via refrigeration. This will be achieved in a cost-effective manner that does not require the installation of transmission lines to bring in the power from long distances. In the U.S., the utilization of the technology will allow for the addition of inexpensive local generation to supplement electricity from existing transmission lines or placement on military installations to provide a safe and secure source of power independent of the electric grid.

Farm Business Strategy

The Company plans to organize and manage Jerusalem Artichoke farms as cooperatives under a management agreement with each farmer. The Company will hold the ownership of the cooperatives, in addition to being compensated as the manager. Each cooperative will have an advisory board to work with the contracted management team to advance the interest of the cooperative. Management is not aware of any Jerusalem Artichoke grower cooperatives in the U.S. There is a farm association of Jerusalem Artichoke growers on the East Coast. The uses of Jerusalem Artichokes include: animal feed usually grown by the user, health food produce, and flour used for diabetic-sensitive pasta and as a byproduct in health foods.

Management is currently exploring opportunities for the establishment of growing districts. The control of the establishment of growing districts is important to the Company's business plan. An oversupply of the crop would depress prices and have an adverse effect on the future of Jerusalem Artichoke as a source of inulin. Management expects to have the first growing districts established by the 2013 growing season. The 2012 growing season will be dedicated to 33 acres in Central Nevada and 8 acres in Southwest Colorado.

Each farming area will be organized in a hub-and-spoke structure. The processing plant will be located as close as possible to the center of a growing district. The size of the growing district is not expected to exceed a 25-mile radius. This will reduce transportation costs from the field to the condensing facilities. The facilities will be designed for easy expansion and to accommodate additional cooperative growers.

The marketing will be done at a centralized marketing location to gain economies of scale. Each area may elect to process their crop. The byproducts of the tuber (root system) and the pulp portion of the crop are currently being researched to identify other commercial uses. Once a commercial-size crop is grown, the byproducts from the crop can offer the cooperatives another source of revenue.

The Ethanol Market

Ethanol is produced from starch or sugar-based feed products such as corn, potatoes, wheat, and sorghum, and artichokes, and from agricultural waste products, which include sugar, rice straw, cheese whey, beverage wastes, and forestry and paper wastes. Historically, corn has been the primary source because of its relatively low cost, wide availability, and ability to produce large quantities of carbohydrates that can be converted into glucose more easily than other products.

Ethanol has been utilized as a fuel additive since the late 1970s when its value as a product extender for gasoline was discovered during the OPEC oil embargo crisis. In the 1980s, ethanol saw widespread use as an octane enhancer, replacing other environmentally harmful components in gasoline such as lead and benzene. Ethanol's use as an oxygenate continued to increase with the passage of the Clean Air Act Amendments of 1990, which required the addition of oxygenators to gasoline in the nation's most polluted areas. Ethanol contains approximately 35 percent oxygen and, when combined with gasoline, it acts as an oxygenator that increases the percentage of oxygen in gasoline. As a result, the gasoline burns cleaner and releases less carbon monoxide and other exhaust emissions into the atmosphere. Although not all scientists agree about the existence or extent of environmental benefits associated with its use, ethanol is commonly viewed as a way to improve the quality of automobile emissions.

The most common oxygenate competing with ethanol is methyl tertiary butyl ether (“MTBE”), which is cheaper than ethanol. Since its introduction and widespread use as an oxygenator, MTBE has been discovered in ground water, lakes and streams. Unlike ethanol, which is biodegradable, MTBE is petroleum-based. While MTBE has not been classified as a carcinogen, it has been shown to cause cancer in animals and its continued use has raised serious environmental concerns. As a result, by the end of 2005, according to the U.S. Department of Energy, 25 states, including California, Illinois, and New York, had barred, or passed laws banning, any more than trace levels of MTBE in their gasoline supplies, and legislation to ban MTBE was pending in four others. Due in part to federal and state policies promoting cleaner air, the environmental concerns associated with MTBE, and federal and state tax and production incentives, the ethanol industry has grown substantially in recent years. The Renewable Fuels Association estimates that in 2004, approximately 1.95 billion gallons of ethanol were utilized as an oxygenator in the Federal Reformulated Gasoline Program, 290 million gallons in the federal Winter Oxygenated Gasoline Program, 280 million gallons in Minnesota to satisfy the state’s oxygenated fuels program, and 1.05 billion gallons in conventional gasoline markets as an octane enhancer and gasoline extender.

Foreign Marketing Plan

Once the first five MDU’s are established, a production facility must be brought on board. As the MDU is proven, management plans to work with foreign investors to establish joint ventures in up to 10 countries. The joint ventures will be funded by the partners in each country with International Letters of Credit (“ILC”) and in-country financing once the units are in place and secured by future contracts for the production of ethanol.

The in-country financing may be helped by international alternative energy loan guarantee programs. Two programs are currently in place and it may be possible to get this guaranteed via the Export-Import Bank of the United States. By using the ILC as collateral, the Company plans to establish a line of credit with our bank to fund the manufacturing of the units for each country. Since this is a joint venture, we will not be earning a profit on the first units manufactured. The Company will add to the direct cost of each unit, the overhead of the manufacturing and draw down the ILC. Once the units arrive in the joint venture country and are operational, with project production for the first five years sold to users, long-term financing will be put in place and the ILC paid. The Company will be responsible to oversee the operation of the joint venture (a 50-50 partnership) with complete operational control. The goal is to place five units in each country to create adequate cash flow to support the joint venture operation.

Domestic Marketing Plan

The focus of the project in the inner cities will provide numerous benefits to each community that joins in the expansion of the MDU. In Southern Nevada, the impact will be greatest in the short term, resulting in manufacturing jobs, jobs in the construction and operations of the greenhouse, ethanol, transportation, and the creation of the Company infrastructure. As the expansion moves out of Southern Nevada, each community will have jobs in the construction and operation of the greenhouses, ethanol and transportation.

Unique benefits will be gained by providing a new customer for an existing local product. For example, Hawaii will be able to utilize their locally grown sugar cane to provide the feedstock for the distillation process. The modular business model allows for the expansion of the crop in lockstep with the placement of MDUs, and building the refinery may be done simultaneously with planting the crop for distillation of ethanol for motor vehicle fuel. With the current cost of fuel in the $6 per gallon range, communities will benefit both economically and environmentally from the locally produced fuel.

Sales and Marketing

We plan to establish in inner cities, and begin this program in Nevada. Working with city redevelopment agencies and nonprofit organizations to establish MDUs in their community jurisdictions will help create jobs.

Once these units are established, management hopes other communities will see the value of participating. The ethanol produced can be sold to local fuel blenders or to municipalities for use in fleets.

The marketing will be expanded to areas outside the inner cities, such as Indian reservations where there is also a need for fresh produce and jobs. Beyond those areas, the Company intends to market to individuals or business that want to operate one of the MDU sites.

Government Incentives

In addition to the federal renewable fuel standard, the federal government and various state governments have created incentive programs to encourage ethanol production and to enable ethanol-blended fuel to better compete in domestic fuel markets with MTBE-blended gasoline. The federal incentive programs direct payments to eligible producers for increased ethanol production and federal income tax credits, which eligible producers may earn. State incentive programs include production payments and income tax credits. However, these programs are not without controversy, due in part to their cost, and we cannot assure you that they will continue to be available in the future.

As for our Company, we only plan to produce ethanol at the demonstration site in Central Nevada. The licensing as a small producer will be done by those groups, individuals or companies purchasing MDUs.

Ethanol Pricing

The price of ethanol tends to be volatile. Historically, ethanol prices tended to correlate with wholesale gasoline prices, due largely to the primary use of ethanol as an additive to gasoline. Over the last couple of years, however, as ethanol production expanded rapidly, ethanol prices have been particularly volatile and ethanol and gasoline prices have at times diverged significantly.

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

We will be in direct competition with numerous other ethanol plants. The MDUs can be located near the areas that grow the feedstock such as: sugar cane (Hawaii), yielding 889 gallons per acre; sugar cane (Louisiana), yielding 555 gallons per acre; sugar beet, yielding 412 gallons per acre; and corn, yielding 400 gallons per acre, according the USDA.

As of March 2007, according to the Renewable Fuels Association, 114 U.S. ethanol plants have the capacity to produce approximately 5.6 billion gallons of ethanol annually, with another 87 plants under construction or expansion that are expected to add approximately 6.4 billion more gallons of annual productive capacity. A majority of the ethanol production capacity is located in the Midwest, in the corn-producing states of Illinois, Iowa, Minnesota, Nebraska and South Dakota. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, New Energy Corp., US BioEnergy Corp. and VeraSun Energy Corp.

We may also compete with ethanol that is produced or processed in certain countries in Central America and the Caribbean region, Brazil and other countries. Ethanol produced in the Caribbean basin and Central America may be imported into the U.S. at low tariff rates, or free of tariffs under the Caribbean Basin Initiative and the Dominican Republic-Central America-United States Free Trade Agreement. According to the Renewable Fuels Association, Brazil produced approximately 4.5 billion gallons of ethanol in 2006. Although tariffs presently impede large imports of Brazilian ethanol into the U.S., low production costs, other market factors or tariff reductions could make ethanol imports from various countries a major competitive factor in the U.S.

Alternative Fuel Additives

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by various ethanol and oil companies that have far greater resources than we do. New products or methods of ethanol production developed by larger and better-financed competitors could provide competitive advantages over us and harm our business.

Need For Governmental Approval of Principle Products or Services

For the establishment of an ethanol plant, we will need to obtain and comply with various permitting requirements. There are three levels of permitting requirements: 10,000 gallons or less per year for own-use requires a simple application and compliance with local codes; more that 10,000 gallons but less than 500,000 requires an application with a bond; and over 500,000 gallons requires an application with a bond. The bonding process for JA Energy is expected to take six months with a bond of no more than $50,000. This is for the demonstration unit in Central Nevada. The Company does not plan to operate any other units. The permitting requirement for the 10,000 gallons is a 30-day process. The MDU must comply with all local building codes, which are subject to the individual municipalities. The demonstration unit has already been conditionally approved by the municipality subject to an approved set of engineered drawings.

As a condition to granting necessary permits, regulators could make demands, which could increase our costs of construction and operations and we could be forced to obtain additional debt or equity capital. Environmental issues such as contamination and compliance with applicable environmental standards could arise at any time during the construction and operation of the ethanol plant.

The ethanol plant will be subject to environmental regulation by the state in which the plant is located and by the U.S. Environmental Protection Agency (“EPA”). For example, our future ethanol facilities will be subject to environmental regulations of Nevada and the EPA. These regulations could result in significant compliance costs and may change in the future. Although carbon dioxide emissions are not currently regulated, some authorities support restrictions on carbon dioxide emissions. If adopted, this could significantly impact our operating costs because we may have to emit a significant amount of carbon dioxide into the air. Also, the state environmental agencies or the EPA may seek to implement additional regulations or implement stricter interpretations of existing regulations. Recently, the EPA cautioned ethanol producers that it is prepared to sue companies whose plants do not comply with applicable laws and regulations. In a recent test of certain ethanol plants, the EPA expressed concerns over the discovery of certain "volatile organic compounds," some of which may be carcinogenic. Changes in environmental regulations or stricter interpretation of existing regulations may require additional capital expenditures or increase our operating costs.

The ethanol plant could also be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plant arising from air or water discharges. Individuals and entities may object to the air emissions from our ethanol plant. Ethanol production has been known to produce an unpleasant odor, which could result in objections from surrounding residents and property owners. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Effect of Existing or Probable Governmental Regulations on the Business

Various federal and state laws, regulations and programs have led to increased use of ethanol in fuel. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. Certain states oppose the use of ethanol because they must ship ethanol in from other corn-producing states, which could significantly increase their gasoline prices. Material changes in environmental regulations regarding the use of MTBE, or the required oxygen content of automobile emissions, or the enforcement of such regulations could decrease the need to use ethanol. For example, the recently enacted Energy Policy Act of 2005 eliminated the reformulated oxygenate standards under the Clean Air Act. Future changes in the law may further postpone or waive requirements to use ethanol.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

James Lusk, CEO of JA Energy, filed a patent with the U.S. Patent and Trademark Office in Washington, D.C., for the “Ethanol Distillation System and Apparatus.” Subsequently, Mr. Lusk assigned this patent application to JA Energy. The “Ethanol Distillation System and Apparatus,” serial number 12/565,111 application, was published by the U.S. Patent and Trademark Office on March 24, 2011. The Company elected to abandon this patent application in favor of filing a new patent for the fully automated distillation system that is currently under development. The fully automated unit is being assembled in Las Vegas and it is anticipated that the unit will be ready for testing in August 2012.

Research and Development Activities and Costs

The majority of JA Energy’s expenses involved costs related to research and development, and improving the efficiencies of its MDU.

Results of Operations for the nine months ended May 31, 2012

Revenues

We earned $5,000 in revenues since our inception through May 31, 2012. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado last growing season. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave in Colorado. The Company’s inventory located in Nevada was not affected.

For the nine months ending May 31, 2012, we experienced a net loss of $(188,384) as compared to a net loss of $(40,300) for the same period last year. The net loss for the nine months ending May 31, 2012 consisted of general and administrative expenses of $163,667 and consulting fees of $25,967. For the three months ending May 31, 2012, we experienced a net loss of $(83,013) as compared to a net loss of $(36,410) for the same period last year. The net loss for the three months ending May 31, 2012 consisted of general and administrative expenses of $75,763 and consulting fees of $8,500. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the nine month period ending May 31, 2012, the Company experienced general and administrative expenses of $163,667 as compared $13,330 for the same period last year. For the nine month period ending May 31, 2012, the Company experienced consulting fees of $25,967 as compared to $27,000 for the same period last year. For the three month period ending May 31, 2012, the Company experienced general and administrative expenses of $75,763 as compared $9,410 for the same period last year. For the three month period ending May 31, 2012, the Company experienced consulting fees of $8,500 as compared to $27,000 for the same period last year. These expenses represented increased start-up costs as the Company begins its business operations. We anticipate our operating expenses will increase as we build our operations.

For the nine months ended May 31, 2012, the Company had a net loss $(188,384) as compared to $(40,300) for the same period last year. For the three months ended May 31, 2012, the Company had a net loss $(83,013) as compared to $(36,410) for the same period last year. Since the Company's inception, on August 26, 2010, the Company had a net loss of $(264,441).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of May 31, 2012, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $264,441 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

JA Energy plans manufacture and sell the Modular Distillation Units which will convert Jerusalem Artichokes into ethanol. The Modular Distillation Unit has been designed and a prototype has been built. The Company needs to raise funding to purchase this unit. The Company does not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

With the exception of Modular Distillation Units, we do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of May, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of May 31, 2012 the Company has cash and cash equivalents of $11,433, current assets of $75,821 and current liabilities of $131,484. As of May 31, 2012, the Company’s total assets were $97,207 and total liabilities of $147,439. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of May 31, 2012, the Company has 37,156,703 shares of common stock issued and outstanding.

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

JA Energy Funding Requirements

JA Energy needs funding to fully execute its business plan. JA Energy will require at least $1.5 million to acquire other business opportunities, market its services, and build a client base.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets. This could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November, 2011 and concluded that they will not have a material effect on the financial statements as of May 31, 2012.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

·         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

·         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On or about June 20, 2012, the Registrant sold 100,000 unregistered restricted shares to an accredited investor for $50,000.

The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The shares were issued pursuant to the Regulation D offering. The investor is an accredited individual. Before he received these unregistered securities, he was known to us and our management, through pre-existing business relationships. We did not engage in any form of general solicitation or general advertising in connection with this transaction. The investor was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The investor acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. He understood the ramifications of his actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Mine Safety Disclosures

None.

Item 5 -- Other Information

RESTATEMENT

The Company intends to restate its financial statements for the quarter ended February 29, 2012 to correct items relating to a related party loan. Accordingly, our previously filed financial statements for the quarter ended February 29, 2012 cannot be relied upon. Our February 29, 2012 Form 10-Q will be restated to include the issuance of a $35,000 loan from the Company’s CEO.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at May 31, 2012 (unaudited), and August 31, 2011 (audited)

(2) Unaudited Statements of Operations for the three and nine-month periods ended May 31, 2012 and 2011, and the period from August 26, 2010 (inception) to May 31, 2012

(3) Unaudited Statements of Cash Flows for the three and nine-month periods ended May 31, 2012 and 2011, and the period from August 26, 2010 (inception) to May 31, 2012

(4) Notes to the financial statements.

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

JA Energy Registrant

Date: July 16, 2012	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer