Form 10-K
period 2012-08-31
JA Energy
filed 2013-01-15
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended August 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 12, 2012, computed by reference to the $0.96 per-share price quoted on the OTC-BB was $7,820,834.

As of December 12, 2012, there were 37,276,703 shares of common stock, par value $0.001 per share, of the registrant outstanding.

2

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•         inability to raise additional financing for working capital;

•         inability to find customers for our Modular Dissolution Units;

•         deterioration in general or regional economic, market and political conditions;

•         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•         adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•         changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•         inability to efficiently manage our operations;

•         inability to achieve future operating results;

•         our ability to recruit and hire key employees;

•         the inability of management to effectively implement our strategies and business plans; and

•         the other risks and uncertainties detailed in this report.

In this form 10-K references to "JA Energy", "the Company", "we," "us," and "our" refer to JA Energy.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at JA Energy, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

PART I

ITEM 1. BUSINESS

Corporate History

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. In April of 2012 the Company removed the Shell Status. We do not consider ourselves to be a blank check company as we do not have any intention to engage in a reverse merger with any entity in an unrelated industry.

JA Energy is working to develop a suite of products with a view of finding global energy solutions. Management believes non-oil-producing, agricultural-based countries are spending large amounts of their gross domestic product to pay for fossil fuel to power their economies, and ethanol from sugar beets or sugar cane to provide the electricity to replace diesel generation. With the base load power augmented by the photovoltaic and CSP products, countries will be able to provide some of their energy needs from within and lessen their imports.

JA Energy Business Plan

JA Energy will manufacture and sell Modular Distillation Units (“MDU”) to individuals, nonprofit organizations and/or companies. The primary application for ethanol, produced utilizing JA Energy’s MDU, will be as an oxygenator of motor vehicle fuel. Management is reviewing the viability of managing farming co-ops and expects to reach a decision by Q2 2013. The Company also plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs.

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

The focus on the foreign joint venture for the first 200 Units will allow for the creation of manufacturing and time to establish a U.S. sales infrastructure. We plan to create business parks in the inner cities and have the MDUs located there. It will be necessary to come to agreement with individual cities and to do the necessary improvement to the sites. Utilizing the redevelopment programs for the blighted inner cities, the Company should be able to achieve long-term leases on land for the business parks. The construction of the infrastructure will require the Company to acquire funding and the cooperation of the building departments of each city. Our first goal will be to establish a business park in the Las Vegas Valley, working with the cities of Las Vegas and North Las Vegas. Sales in the U.S. will be assisted by a U.S. Department of Energy program administered by the U.S. Department of Agriculture (USDA) and a U.S. immigration program referred to as EB-5. For the MDU to qualify for the USDA program, one of the Company’s units must be in operation for 12 months. By doing the foreign joint ventures, time will pass that will allow the production from the second half of 2013 to qualify. The EB-5 program will need to be drawn up and approved before it can be utilized.

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

The Business Outlook

Market and legislative forces are steadily increasing the domestic demand for ethanol. Under the Energy Independence and Security Act (EISA) of 2007, the volume of renewable fuel required to be blended into transportation fuel increased from 9 billion gallons in 2008 to 36 billion gallons by 2022. The story is much the same in the international market. The European Union requires 5% of all vehicle fuel to be renewable. Even in the face of this mandate some EU member nations currently have no ethanol production capacity.

US operators can gain an additional benefit with the production of table vegetables when a hydroponic greenhouse is paired up with a MDU and produce is grown close to the consumer. The added freshness and food security (over one-half of table vegetables are imported), not to mention the reduction of imports, gives rise to business opportunities in the most challenged areas of our cities. Placing MDUs in inner cities will provide a new economic use for land and people, which would otherwise not be utilized by society.

There is a vast and untapped overseas market for base load electricity. Using sugar beets or sugar cane to produce ethanol, then using the ethanol to generate electricity, gives remote communities energy self sufficiency. Placing an MDU and an MEG in an area lacking dependable base load power provides 1 megawatt of electricity annually, enough to power 100 US homes.

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

As a result, by the end of 2005, according to the U.S. Department of Energy, 25 states, including California, Illinois, and New York, had barred, or passed laws banning, any more than trace levels of MTBE in their gasoline supplies, and legislation to ban MTBE was pending in four others. Due in part to federal and state policies promoting cleaner air, the environmental concerns associated with MTBE, and federal and state tax and production incentives, the ethanol industry has grown substantially in recent years. The Renewable Fuels Association estimates that in 2011, approximately 13.9 billion gallons of ethanol were produced in the US.

Power from Sugar

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

In the U.S., the same type of installation can use blackstrap molasses to provide inexpensive local generation to supplement electricity from existing transmission lines or placement on military installations to provide a safe and secure source of power independent of the electric grid.

Foreign Marketing Plan

Management plans to work with foreign investors to establish joint ventures in up to 10 countries. The joint ventures will be funded by the partners in each country with International Letters of Credit (ILC) and in-country financing once the units are in place and secured by future contracts for the production of ethanol.

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

Once the units arrive in the joint venture country and are operational, with project production for the first five years sold to users, long-term financing will be put in place and the ILC paid. The Company will be responsible to oversee the operation of the joint venture (a 50-50 partnership) with complete operational control. The goal is to place 20 units in each country to create adequate cash flow to support the joint venture operation.

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

As of January 2011, according to the Renewable Fuels Association, 204 U.S. ethanol plants had the capacity to produce approximately 13.5 billion gallons of ethanol annually, with another 10 plants under construction or expansion that are expected to add approximately 522 million more gallons of annual productive capacity. A majority of the ethanol production capacity is located in the Midwest, in the corn-producing states of Illinois, Iowa, Minnesota, Nebraska and South Dakota. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, New Energy Corp., US BioEnergy Corp. and VeraSun Energy Corp.

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

Recent Event

Management continues to make progress in building its first working model of the MDU. As of January 9, 2013: all the parts are in place and the tanks, insulation and pluming are done. The Programmed Logic Control (“PLC”) system and all the valves are set to be tested in February, 2013 before installing them in the MDU. The contract electrician is currently consulting with the valve manufacturer and the PLC programmer to verify his understanding of the system. Once he is comfortable with the system, the MDU will be tested as assembled. Once tested, the all of the other components will be moved into the MDU. Management hopes to have the testing and final installation completed before the end of February, 2013, barring any unforeseen delays.

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

Need For Governmental Approval of Principle Products or Services

For the establishment of an ethanol plant, we will need to obtain and comply with various permitting requirements. There are three levels of permitting requirements: 10,000 gallons or less per year for own-use requires a simple application and compliance with local codes; more than 10,000 gallons but less than 500,000 requires an application with a bond; and over 500,000 gallons requires an application with a bond. The bonding process for JA Energy is expected to take six months with a bond of no more than $50,000. This is for the demonstration unit in Central Nevada. The Company does not plan to operate any other units. The permitting requirement for the 10,000 gallons is a 30-day process. The MDU must comply with all local building codes, which are subject to the individual municipalities. The demonstration unit has already been conditionally approved by the municipality subject to an approved set of engineered drawings.

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

Effect of Existing or Probable Governmental Regulations on the Business

Various federal and state laws, regulations and programs have led to increased use of ethanol in fuel. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. Certain states oppose the use of ethanol because they must ship ethanol in from other corn-producing states, which could significantly increase their gasoline prices. Material changes in environmental regulations regarding the use of MTBE, or the required oxygen content of automobile emissions, or the enforcement of such regulations could decrease the need to use ethanol. Legislative trends, however, indicate a continued and increasing mandate for ethanol use in motor fuels, including diesel. For example, the Energy Independence and Security Act (EISA) of 2007, increased the volume of renewable fuel required to be blended into transportation fuel from 9 billion gallons in 2008 to 36 billion gallons by 2022.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

James Lusk, CEO of JA Energy, filed a patent with the U.S. Patent and Trademark Office in Washington, D.C., for the “Ethanol Distillation System and Apparatus.” Subsequently, Mr. Lusk assigned this patent application to JA Energy. The “Ethanol Distillation System and Apparatus,” serial number 12/565,111 application, was published by the U.S. Patent and Trademark Office on March 24, 2011. The Company elected to abandon this patent application in favor of filing a new patent for the fully automated distillation system that is currently under development. The fully automated unit is being assembled in Las Vegas and it is anticipated that the unit will be ready for testing in February 2013.

Research and Development Activities and Costs

The majority of JA Energy’s expenses involved costs related to research and development, and improving the efficiencies of its MDU.

Compliance With Environmental Laws

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operation or competitive position.

Physical Plants

JA Energy currently operates an R&D facility and a separate manufacturing facility, both in Las Vegas, NV. The manufacturing facility has a current capacity of 50 units annually. Management has agreements in place that will allow for rapid expansion of manufacturing capacity as demand dictates. There are no plans to expand the size of the R&D facility in the near term.

Employees

We have no employees at the present time. Our officers and directors are responsible for all planning, developing and operational duties and will continue to do so throughout the early stages of our growth. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

(i)                 The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii)               The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii)             There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Item 1A. Risk Factors.

All parties and individuals reviewing this prospectus and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this annual report should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

You should read the following risk factors carefully before purchasing our common stock.

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, AND WE HAVE NOT GENERATED ANY REVENUES, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on August 26, 2010 as a spin-off of Reshoot Production Company. The Company removed its Shell Status in April of 2012. We have realized $5,000 in revenue from the sale of Jerusalem Artichoke tubers. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this Distribution.

2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Annual Report, at August 31, 2012, we experienced a net loss from operations for the year ending August 31, 2012.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period inception (August 26, 2010) to August 31, 2012. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3. WE EXPECT LOSSES IN THE NEAR FUTURE, ALTHOUGH WE did generate $5,000 in revenue from the sale of Jerusalem Artichoke tubers.

We have generated $5,000 in revenues to date, we expect losses over the next eighteen to twenty-four months based on the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

6. OUR BUSINESS MAY REQUIRE ADDITIONAL CAPITAL AND IF WE DO OBTAIN

ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We may require additional capital to finance our growth, purchase technologies and build our infrastructure. Our capital requirements may be influenced by many factors, including:

•         the demand for our products and services;

•         the timing and extent of our investment in new technology;

•         the level and timing of revenue;

•         the expenses of sales and marketing and new product development;

•         the cost of facilities to accommodate a growing workforce;

•         the extent to which competitors are successful in developing new

•         products and increasing their market shares; and

•         the costs involved in maintaining and enforcing intellectual property rights.

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

8. JERUSALEM ARTICHOKES ARE NOT CONSIDERED A COMMERCIAL PLANT; THEREFORE, WE SHALL BE UNABLE TO INSURE OUR CROP AND FACE RISK OF LOSS.

Since Jerusalem Artichokes are not considered a commercial plant, we will most likely be unable to purchase insurance to protect us from risk of loss. For example, adverse weather conditions would most likely adversely affect our crop yields and subsequently hurt our ethanol production. Therefore, since we are unable to carry insurance we face risks related to poor crop yields that have the potential to hurt all aspects of our business operations.

9. IF WE ARE UNABLE TO ATTRACT KEY EMPLOYEES, WE MAY BE UNABLE TO SUPPORT THE GROWTH OF OUR BUSINESS.

Our success depends in part on our ability to attract and retain competent personnel. We must hire qualified managers, engineers, accounting, human resources, operations and other personnel. Competition for employees in the ethanol industry is intense. We cannot assure you that we will be able to attract and maintain qualified personnel. If we are unable to hire and maintain productive and competent personnel, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol business. Competition for talent among companies in the our industry is intense and we cannot assure you that we will be able to continue to attract or retain the talent necessary to support the growth of our business.

10. OUR SINGLE LARGEST SHAREHOLDER OWNS APPROXIMATELY 40% OF THE CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our single largest shareholder, beneficially have the right to vote approximately 40% of our outstanding common stock. As a result, these shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these five individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

As a fully reporting company, we will incur legal, accounting and other expenses.. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $15,000 of incremental operating expenses in 2012-2013. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company owns no real property. Our offices are currently located at 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130. Our telephone number is (702) 515-4036. The office space is a small area in the office warehouse. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

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

Item 4. Mine Safety Disclosures

No matters were submitted to the shareholder for the fiscal year ending August 31, 2012.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

JA Energy Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: JAEN. The Stock was first cleared for quotation on September 22, 2011.

There has been limited trading of the Company’s stock, since it was listed on the OTC-BB, there are no assurances that a market will ever develop for the Company's stock.

Year ended August 31, 2012	High	Low
First Quarter	$0.50*	$0.50
Second Quarter	$0.04	$$0.04
Third Quarter	$0.26	$0.55
Fourth Quarter	$0.85	$0.85

* The first trade of the Company’s stock took place on October 25, 2011.

(b) Holders of Common Stock

As of December 12, 2012, there were approximately seventy-five (75) holders of record of our Common Stock.

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

(e) Recent Sales of Unregistered Securities

The Company sold 100,000 shares in June of 2012 and 20,000 shares in August 2012 totaling 120,000 shares of stock during the fiscal year ending August 31, 2012. The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The investors who received the shares are financially sophisticated individuals. Before they received these unregistered securities, they were known to us and our management, through pre-existing business relationships, as a long standing business associate. We did not engage in any form of general solicitation or general advertising in connection with this transaction. The investors were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The investors acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. They understood the ramifications of their actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2012 or August 31, 2011.

Item 6. Selected Financial Data.

Not applicable.

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

Results of Operations for the year ended August 31, 2012

Revenues

We earned $5,000 in revenues since our inception through May 31, 2012. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado last growing season. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave.

Expenses

For the year ending August 31, 2012, we experienced a net loss of $276,050 as compared to a net loss of $73,232 last year. The net loss for the year ending August 31, 2012 consisted of general and administrative expenses of $236,356 and consulting fees of $40,967. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Cash Flows

During the fiscal year ending August 31, 2012, the Company used net cash of $((194,447) in operations, used net cash of $(82,066) in investing activities, that included the purchase of MDU and a vehicle as a fixed asset and generated cash of $270,084 from financing activities.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of August 31, 2012, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $352,107 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

JA Energy plans manufacture and sell the Modular Distillation Units (MDU) which will convert blackstrap molasses into ethanol. The Modular Distillation Unit has been designed and a prototype has being built. The Company needs to raise funding to purchase this unit. The Company does not anticipate performing any additional significant product research and development under our current plan of operation. The prototype MDU is recorded as an asset on the balance sheet,$59,944, at year end, approximately an additional $40,000 will be spend to complete the unit during the first two quarters of fiscal year end August 31, 2013.

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

Liquidity and Capital Resources

As of August 31, 2012 the Company has cash and cash equivalents of $399, current assets of $72,487 and current liabilities of $154,895. As of August 31, 2012, the Company’s total assets were $153,081 and total liabilities of $169,977. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of August 31, 2012, the Company has 37,256,703 shares of common stock issued and outstanding. $99,000 of the long-term liabilities is a note payable to James Lusk the company’s CEO. Subsequent to the fiscal year end the CEO has loaned the company an additional $101,176. The funds are repayable upon demand and have a simple interest rate of 5%, with interest paid monthly.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through August, 2012 and concluded that they will not have a material effect on the financial statements as of August 31, 2012.

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

De Joya Griffith

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JA Energy, Inc.

We have audited the accompanying balance sheets of JA Energy, Inc. (A Development Stage Company) (the “Company”) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2012 and 2011, and for the period from inception (August 26, 2010) through August 31, 2012. JA Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JA Energy, Inc. (A Development Stage Company) as of August 31, 2012 and 2011, and the results of its operations, and its cash flows for each of the years in the two-year period ended August 31, 2012 and 2011, and for the period from inception (August 26, 2010) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

December 13, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

JA Energy

(A Development Stage Company)

Balance Sheets (Audited)

		August 31, 2012	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents		$ 399	$ 6,828
Prepaid expenses		7,210	6,059
Inventory		62,323	38,350
Deposits		2,555	2,000
Total current assets		72,487	53,237

Fixed assets:
Modular distillation unit		59,944	-
Vehicle, net of accumulated depreciation of $1,472		20,650	-
Total fixed assets		80,594	-
TOTAL ASSETS		153,081	53,237

LIABILITIES AND STOCKHOLDERS' EQUITY	(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities		27,593	1,554
Accounts payable to related parties		9,800	10,550
Loan payable - current		3,502	-
Loan payable - related party		99,000	-
Loan from non related third party		15,000	15,000
Total current liabilities		154,895	27,104

Long term liabilities:
Loan payable - long term		15,082	-
Total long term liabilities		15,082	-
Total liabilities		169,977	27,104

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares		-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares		37,257	31,157
	authorized, 37,256,703 and 31,156,703 issued and
outstanding as of 8/31/12 and 8/31/11,
respectively
Additional paid-in capital		207,433	33,533
Stock subscription payable		90,521	37,500
Deficit accumulated during development stage		(352,107)	(76,057)
Total stockholders' equity (deficit)		(16,896)	26,133
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)		$ 153,081	$ 53,237

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Operations

(Audited)

	Year ended August 31, 2012	Year ended August 31, 2011	From inception (August 26, 2010) to August 31, 2012
Revenue	$ 5,000	$ -	$ 5,000
Cost of goods sold	(3,750)	-	(3,750)
Gross profit	1,250	-	1,250

Operating expenses:
General & administrative	236,356	36,232	275,413
Consulting fees	40,967	37,000	77,967
Total expenses	277,323	73,232	353,380

Other income:
Interest income	23	-	23
Total other income	23	-	23

Net loss	$ (276,050)	$ (73,232)	$ (352,107)

Weighted average number of common
shares outstanding- basic	35,905,610	18,027,126

Net loss per share - basic	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Audited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-In	Stock subscription	During Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	payable	Stage	Equity (Deficit)
Inception August 26, 2010	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Contributed Capital					325			325

Net loss							(2,825)	(2,825)

Balance, August 31, 2010	-	-	-	-	325	-	(2,825)	(2,500)

November 8, 2012 Contributed Capital					2,500			2,500

January 14, 2011 Contributed Capital					3,865			3,865

January 31, 2011 Shares issued to reshoot production			34,246,703	34,247	(34,247)			-

March 1, 2011 Contributed Capital					5,000			5,000

April 18, 2011 Contributed Capital					2,000			2,000

April 21,2011 Shares issued for incurring plantation costs
			270,000	270	26,730			27,000
May 3, 2011 Shares Cancelled			(3,400,000)	(3,400)	3,400			-

May 4, 2011 Shares issued for services			40,000	40	3,960			4,000

May 20, 2011 Contributed Capital
					20,000			20,000
June 15, 2011 Stock subscription payable						37,500		37,500

Net Loss							(73,232)	(73,232)

Balance, August 31, 2011	-	-	31,156,703	31,157	33,533	37,500	(76,057)	26,133

Private placement $0.25 per share, 1,500,000 shares issued 9/23/11			1,500,000	1,500	36,000	(37,500)		-

Private placement $0.25 per share, 1,500,000 shares issued 9/23/11			1,500,000	1,500	36,000			37,500

January 10, 2012, Shares issued for cash pursuant to Reg. S offering			3,000,000	3,000	52,000			55,000

Stock compensation						73,846		73,846

Shares to be issued for seed purchase						3,750		3,750

June 21, 2012, Shares issued for cash			100,000	100	49,900			50,000

Shares purchased by Director						10,000		10,000

Shares issued for compensation						2,500		2,500

Shares issued for compensation						425		425

Net loss							(276,050)	(276,050)

Balance, August 31, 2012	-	$ -	37,256,703	$ 37,257	$ 207,433	$ 90,521	$ (352,107)	$ (16,896)

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Cash Flows

	Period ended August 31, 2012	Period ended August 31, 2011	From inception (August 26, 2010) to August 31, 2012
OPERATING ACTIVITIES
Net loss	$ (276,050)	$ (73,232)	(352,107)
Adjustment to reconcile net loss to net cash
used by operating activities:
Stock Compensation	84,521	-	84,521
Changes in operating assets and liabilities:
Depreciation	1,472	-	1,472
Increase in prepaid	(5,151)	(2,059)	(7,210)
Increase in inventory	(23,973)	(11,350)	(62,323)
Increase in deposits	(555)	(2,000)	(2,555)
Increase/(decrease) in accounts payable and accrued liabilities	26,039	(946)	27,593
Increase/(decrease) in accounts payable to related-parties	(750)	10,550	9,800
Net cash used by operating activities	(194,447)	(79,037)	(304,809)

INVESTING ACTIVITIES
Purchase of MDU fixed asset	(59,944)	-	(59,944)
Purchase of fixed asset - vehicle	(22,122)	-	(22,122)
Net cash used by investing activities	(82,066)	-	(82,066)

FINANCING ACTIVITIES
Proceeds from sale of common stock	152,500	37,500	190,000
Contributed capital	-	33,365	33,690
Proceeds from loan - related party	105,000	-	105,000
Payments on loan - related party	(6,000)	-	(6,000)
Proceeds from loan	20,000	15,000	35,000
Payments on loan	(1,416)	-	(1,416)
Net cash provided by financing activities	270,084	85,865	356,274

NET INCREASE IN CASH	(6,429)	6,828	399
CASH - BEGINNING OF THE PERIOD	6,828	-	-
CASH - END OF THE PERIOD	399	6,828	399

SUPPLEMENTAL DISCLOSURES:
Stock issued for planting costs	-	27,000	27,000
Stock issued for prepaid services	-	4,000	-
Interest paid	2,550	-	2,550

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

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

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for services.

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

August 31, 2012

Year-end

The Company has selected August 31 as its year-end.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2012. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has only recently commenced its planned principal operations and it has generated limited revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

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

On March 1, 2011, a director of the Company contributed capital of $5,000 for operating expenses.

On April 18, 2011, a director of the Company contributed capital of $2,000 for operating expenses.

On April 21, 2011, the Company issued 270,000 shares of its $0.001 par value common stock valued at $27,000 in exchange for Jerusalem Artichoke tubers. These tubers were essential in order for the Company to grow Jerusalem Artichokes for the subsequent conversion into ethanol.

On May 3, 2011, a former officer of the Company returned 3,400,000 shares to treasury as part of an initiative to restructure the Company’s capital stock. Accordingly, the return of these shares have been accounted for similar to a reverse stock split and have been applied on a retroactive basis.

On May 4, 2011, the Company issued 40,000 shares of its $0.001 par value common stock valued at $4,000 in exchange for bookkeeping and office support services.

On May 20, 2011, $20,000 was received for shares to be issued on January 10, 2012.

On September 23, 2011, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $75,000.

On January 10, 2012, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $75,000, of which $20,000 was received on May 20, 2011.

On June 21, 2012, the Company issued 100,000 shares of its $0.001 par value common stock for cash of $50,000.

On August 30, 2012 the Company sold 20,000 shares of its $0.001 par value common stock for cash for $10,000. The shares were issued after year end and the amount is included in the Common Stock Payable.

On April 23, 2012, the Company recorded a common stock payable of $3,750 for the shares due under contract to Rockey Farms, Owned by Director Sheldon Rockey, for farming costs. As of August 31, 2012 no shares have been issued.

On January 16, 2012, the Company executed a consulting contract with Desert Resources for an annual fee of $60,000 and 240,000 shares of common stock. The shares were valued according to the fair value of the common stock based on the agreement date. Desert Resources is compensated in bi-weekly installments. As of August 31, 2012, no shares have been issued and a total of $73,846 has been recorded to common stock payable.

On January 30, 2012, the Company recorded a $2,500 common stock payable cash for services rendered. As of August 31, 2012, no shares have been issued.

On August 30, 2012, the Company received $10,000 from a director for shares to be issued.

On August 31, 2012, the Company recorded a common stock payable for 500 shares of common stock due to a consultant for services rendered. The shares were valued at $425 according to the fair value of the common stock based on the record date.

There have been no other issuances of preferred or common stock.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

NOTE 5. Related Party Transactions

On September 1, 2010, a director of the Company contributed capital of $325 for incorporating fees.

On November 8, 2010, a director of the Company contributed capital of $2,500 for audit fees.

On May 31, 2012, the Company entered into a promissory note with the CEO and director for value loaned to the Company in the sum of $99,000 with terms of due upon demand with a simple interest of 5% due monthly.

On April 23, 2012 the Company recorded a Common Stock Payable of $3,750 for the shares due under contract to Rockey Farms, Owned by Director Sheldon Rockey for farming costs. As of August 31, 2012 no shares have been issued.

NOTE 6. Fixed Assets

The Company purchased a 2011 Ford Taurus for $22,122 during the current year and constructed a prototype Modular Distillation Unit (MDU) for $59,944. The MDU is not completed and there will be an additional expenditure to complete the unit.

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

During the year ended August 31, 2012, the Company reclassified plantation cost as Inventory in accordance with ASC 330. As of August 31, 2012, raw material consisted of direct material, direct labor and overhead costs incurred to grow the plant which will be used as a raw material to produce the Company’s final ethanol product. Elements of cost include materials, labor and overhead and are classified as follows:

	August 31, 2012	August 31, 2011

Raw materials and supplies	$62,323	$38,350
In-process inventories	--	--
Finished case goods	--	--

	$62,323	$38,350

NOTE 8. Loan Payable

The Company has received $15,000 as a loan from a non - related third party. The loan is unsecured, payable on demand and non interest bearing. The loan was received on 03/01/2011 in the amount of $15,000.

The Company received a loan from US Bank in the amount of $20,000 secured by the 2011 Ford Taurus. The loan is a fully amortized loan with monthly payments of $389 for 60 months.

Year Principle Interest Payments

2013 $3,502 $1,166 $4,668

2014 $3,829 $839 $4,668

2015 $4,124 $544 $4,668

2016 $4,421 $247 $4,668

2017 $2,708 $15 $2,723

NOTE 9. Provision for Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 “Income Taxes”. ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of August 31, 2012, the Company had net operating loss carry forwards of $271,586 that may be available to reduce future years’ taxable income through 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

JA Energy

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2011 and 2010:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$ 195,529	$ 76,057

Total deferred tax assets	68,435	26,620
Less: valuation allowance	(68,435)	(26,620)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of August 31, 2012 was $68,435, as compared to $26,620 as of August 31, 2011. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2012 and August 31, 2011.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At August 31, 2012, we had an unused net operating loss carryover approximating $271,586 that is available to offset future taxable income which expires beginning 2030.

NOTE 10. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 11. Subsequent Events

On September 15, 2012 Company issued 20,000 unregistered restricted shares to an accredited investor for $10,000 which was previously recorded as Common stock payable as of August 31, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2012.

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

This amended annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officer. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.

Name	Age	Position & Offices Held

James Lusk	60	President, Chief Executive Officer and Director

Sheldon Rockey	36	Director

The business address for our officers/directors is: c/o JA Energy, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity. The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

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

In March of 2009, he joined Pattie Montgomery CPA LLC as a principal.

From May, 2009 (inception) until December 2009, he was one of four members of Green Global Systems, LLC, a Nevada Limited Liability Company. Mr. Lusk is currently a member of Green Global Systems and controls 50% of this limited liability company. His duties at Green Global Systems, LLC included, the supervision of the building of the prototype Modular Distillation Unit, working with the mechanical engineers, meetings with consultants, researching the market place both domestic and foreign, meeting with local government official, meeting with farmers, preparing cost analysis for the various phases of the process and meeting with potential investors.

From 2007 to 2008, Mr. Lusk authored a book entitled "33 Cents a Day the Cost of Good Government."

From 2004 to 2007, Mr. Lusk developed Test Only Smog Inspection Stations in California under my Service Marked name of Smog Busters.

Biography of Sheldon Rockey, Director

2002- Present, Mr. Sheldon Rockey is a partner and manager of Rockey Farms LLC located in Center, Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officer and director, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that as of the date of this report they were not current in his 16(a) reports.

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

(2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

(3) The members of the Board who acts as nominating committee is not independent,

pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

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

(8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to JA Energy. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the JA Energy shares, unless the transaction is approved by JA Energy's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of JA Energy.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended August 31, 2012 for our Chief Executive Officer, who was appointed on August 26, 2010.

JA Energy Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Aug. 31,	($)	($)	($)	($)	($)

James Lusk	CEO/Director	2012	-	-	-	40,687	40,687
		2011	-	-	-	21,000	21,000

Sheldon Rockey	Director	2012	-	-	-	-	-
		2011	-	-	-	-	-

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end August 31, 2012 or August 31, 2011.

Outstanding Equity Awards at 2012 Fiscal Year-End

We did not have any outstanding equity awards as of August 31, 2012 or August 31, 2011.

Option Exercises for Fiscal 2012

There were no options exercised by our named executive officers in fiscal 2012 or 2011.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officers, which would in any way result in payments to such officer(s) because of their resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in their responsibilities following a change in control.

Director Compensation

Our directors were not paid any compensation during the fiscal year ending August 31, 2012 or August 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 12, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 12, 2012 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of JA Energy's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

James Lusk (2)	14,910,600	39.9%

Sheldon Rockey (3)	350,000	0.7%

All Directors and Officers as a Group	15,260,600	40.6%

1) Percent of Class is based on 37,276,703 shares issued and outstanding.

2) James Lusk, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

3) Sheldon Rockey, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Chief Executive Officer is also our primary shareholder. Our Chief Executive Officer controls 14,910,600 shares of our common stock, or approximately 39.9% of our outstanding common stock.

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

Item 14. Principal Accountant Fees and Services.

De Joya Griffith, LLC served as our principal independent public accountants for fiscal year ending August 31, 2012. Aggregate fees billed to us for the years ended August 31, 2012 and August 31, 2011 to De Joya Griffith, LLC were as follows:

	For Year Ended Aug. 31,	For the Year Ended Aug. 31,
	2012	2011
(1) Audit Fees (1)	$11,250	$5,750
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

Total fees paid or accrued to our principal auditor

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our directors then makes a determination to approve or disapprove the engagement of De Joya Griffith, LLC for the proposed services. In the fiscal year ending August 31, 2012, all fees paid to De Joya Griffith, LLC were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	8/31/10	3.1	09/20/10
3.2	By-laws as currently in effect	S-1	8/31/10	3.2	09/20/10
23.1	Consent of De Joya Griffith & Company, LLC of August 31, 2012 financial statements	X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	*

The following materials from this Annual Report on Form 10-K for the year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language).

1)        Balance Sheets at August 31, 2012 and August 31, 2011.

2)        Statements of Operations for the years ending August 31, 2012, August 31, 2011, and the period from inception to August 31, 2012.

3)        Statement of Stockholders’ Deficit for the period from inception to August 31, 2012.

4)        Statements of Cash Flows for the years ending August 31, 2012, June 30, 2011 and the period from inception to June 30, 2011.

5)        Notes to the financial statements.

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

JA Energy Registrant

Date: January 9, 2013	/s/ James Lusk
Name: James Lusk
Title: President, Director Principal Executive Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ James Lusk James Lusk	President, Director and Chief Executive Officer, Chief Financial Officer	January 9, 2013