Form 10-Q
period 2012-11-30
JA Energy
filed 2013-01-22
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 21, 2013, the registrant’s outstanding common stock consisted of 37,276,703 shares, $0.001 par value.

Table of Contents

JA Energy

(A Development Stage Company)

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2012

PART I - FINANCIAL INFORMATION 3

Item I. Financial Statements. 3

a. Statements of Operations (unaudited) 3

b. Balance Sheets (unaudited) 4

c. Statements of Cash Flows (unaudited) 6

d. Notes to Financial Statements 7

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations 10

a. Results of Operations 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk. 19

Item 4T. Controls and Procedures 19

PART II. OTHER INFORMATION 22

Item 1 -- Legal Proceedings 22

Item 1A - Risk Factors 22

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds 22

Item 3 -- Defaults Upon Senior Securities 22

Item 4 -- Submission of Matters to a Vote of Security Holders 22

Item 5 -- Other Information 23

Item 6 -- Exhibits 23

SIGNATURES 24

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended	From inception Aug. 26, 2010 to
	Nov. 30, 2012	Nov. 30, 2011	Nov. 30, 2012
Revenue	-	-	5,000
Cost of goods sold	-	-	3,750
Gross profit	-	-	1,250

Operating expenses:
General & administrative	46,137	27,032	321,551
Consulting fees	8,000	7,967	85,967

Total expense	54,137	34,999	407,518

Other Income:
Interest income	-	-	23

Total other income	-	-	23

Net (Loss)	(54,137)	(34,999)	(406,245)

Weighted average number of common shares outstanding - basic	37,256,703	33,398,461

Net loss per share	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Balance Sheets

(Unaudited)

	November 30, 2012	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	-	399
Prepaid expenses	7,210	7,210
Inventory	62,323	62,323
Deposits	5,555	2,555
Total current assets	75,088	72,487

Fixed assets:
MDU fixed asset	86,413	59,944
Furniture and fixture	1,380	-
Vehicle, net of accumulated depreciation of $2,208	19,914	20,650
Total fixed assets	107,707	80,594
TOTAL ASSETS	182,795	153,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,653	27,593
Accounts payable to related parties	9,800	9,800
Bank overdraft	7,488	-
Loan payable – current	3,698	3,502
Loan payable - related party	199,176	99,000
Loan from non related third party	15,000	15,000
Total current liabilities	239,815	154,895

Long term liabilities:
Loan payable - long term	14,013	15,082
Total long term liabilities	14,013	15,082
Total liabilities	253,828	169,977

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	37,257	37,257
authorized, 37,256,703 and 37,256,703 issued and
outstanding as of 11/30/12 and 8/31/12,
Respectively
Additional paid-in capital	207,433	207,433
Stock subscription payable	90,521	90,521
Deficit accumulated during development stage	(406,245)	(352,107)
Total stockholders' equity	(71,034)	(16,896)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$182,795	$153,081

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

(Unaudited)

		For the three months ended	For the three months ended	From inception Aug. 26, 2010 to
I		Nov. 30, 2012	Nov. 30, 2011	Nov. 30, 2012
	OPERATING ACTIVITIES
	Net Income	(54,137)	(34,999)	(406,245)
	Adjustments to reconcile Net Income
	to net cash provided by operations:
			1,000
	Accounts Payable	(22,940)	(271)	4,671
	Depreciation expense	736	0	2,208
	Bank Over Draft	7,488	0	7,488
	Auto Loan 2011Taurus current po	196	0	3,698
	Consulting Fees Payable	0	(750)	9,800
	Loan Payable Frank Arnone	0	0	15,000
	Payroll Liabilities	0	(770)	(18)
	Deposit on Weed abatement	0	0	(2,000)
	Planting Costs	0	(4,808)	(62,323)
	Ranch Rent	0	3,725	(7,210)
	Security Deposits	(3,000)	(995)	(3,555)
	Stock Subscription Payable	0	(25,000)	1,154
	Net cash provided by Operating Activities	(71,657)	(62,868)	(437,332)
	INVESTING ACTIVITIES
	2011 Ford Taurus	0	0	(22,122)
	Furniture and Fixture	(1,380)	0	(1,380)
	MDU Fixed Assets	(26,469)	0	(86,413)
	Net cash provided by Investing Activities	(27,849)	0	(109,915)
	FINANCING ACTIVITIES
	Auto Loan 2011Taurus	(1,069)	0	14,013
	Loan Payable J. Lusk	100,176	4,500	199,176
	APIC	(500)	750	(996)
	Common Stock	(9,500)	3,000	37,257
	common stock payable	10,000	0	89,367
	Contributed Capital	0	58,750	208,430
	Net cash provided by Financing Activities	99,107	67,000	547,246
	Net cash increase for period	(399)	4,132	0
	Cash at beginning of period	399	6,828	0
Cash at end of period		0	10,960	0

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements filed therewith along with its Form 10-K annual report. Operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $406,245. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Chief Executive Officer loaned to the Company $199,176 during the current period. The terms of the loan are due upon demand with an annual interest rate of 5%. The Company paid the balance on the prior officer loan of $1,500 which was non-interest bearing.

NOTE 6 - LOAN PAYABLE

The Company has received $15,000 as a loan from a non - related third party. The loan is unsecured, payable on demand and non-interest bearing. The loan was received on 03/01/2011 in the amount of $15,000.

The Company received a loan from US Bank in the amount of $20,000 secured by the 2011 Ford Taurus. The loan is a fully amortized loan with monthly payments of $389 for 60 months.

Year Principle Interest Payments

2013 $3,502 $1,166 $4,668

2014 $3,829 $839 $4,668

2015 $4,124 $544 $4,668

2016 $4,421 $247 $4,668

2017 $2,708 $15 $2,723

At November 30, 2012, principal outstanding was $3,968.

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

During the three months ended November 30, 2012, the Company reclassified plantation cost as Inventory in accordance with ASC 330. As of November 30, 2012, raw material consisted of direct material, direct labor and overhead costs incurred to grow the plant which will be used as a raw material to produce the Company’s final ethanol product. Elements of cost include materials, labor and overhead and are classified as follows:

	November 30, 2012	August 31, 2012

Raw materials and supplies	$62,323	$62,323
In-process inventories	--	--
Finished case goods	--	--

	$62,323	$62,323

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 21, 2013, the date on which the financial statements were available to be issued.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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

The focus on the foreign joint venture for the first 25 Units will allow for the creation of manufacturing and time to establish a U.S. sales infrastructure. We plan to create business parks in the inner cities and have the MDUs located there. It will be necessary to come to agreement with individual cities and to do the necessary improvement to the sites. Utilizing the redevelopment programs for the blighted inner cities, the Company should be able to achieve long-term leases on land for the business parks. The construction of the infrastructure will require the Company to acquire funding and the cooperation of the building departments of each city. Our first goal will be to establish a business park in the Las Vegas Valley, working with the cities of Las Vegas and North Las Vegas. Sales in the U.S. will be assisted by a U.S. Department of Energy program administered by the U.S. Department of Agriculture (USDA) and a U.S. immigration program referred to as EB-5. For the MDU to qualify for the USDA program, one of the Company’s units must be in operation for 12 months. By doing the foreign joint ventures, time will pass that will allow the production from the second half of 2013 to qualify. The EB-5 program will need to be drawn up and approved before it can be utilized.

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

Foreign Marketing Plan

Management plans to work with foreign investors to establish joint ventures in 5 countries in 2013. The joint ventures will be funded by the partners in each country with International Letters of Credit (ILC) and in-country financing once the units are in place and secured by future contracts for the production of ethanol.

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

Unique benefits will be gained by providing a new customer for an existing local product. For example, Hawaii will be able to utilize their locally grown sugar cane to provide the feedstock for the distillation process. The modular business model allows for the expansion of the crop in lockstep with the placement of MDUs, and building the refinery may be done simultaneously with planting the crop for distillation of ethanol for motor vehicle fuel. With the current cost of fuel, communities will benefit both economically and environmentally from the locally produced fuel.

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

Recent Event

Management continues to make progress in building its first working model of the MDU. As of January 9, 2013, all the parts are in place and the tanks, insulation and pluming are done. The Programmed Logic Control (“PLC”) system and all the valves are set to be tested in February, 2013 before installing them in the MDU. The contract electrician is currently consulting with the valve manufacturer and the PLC programmer to verify his understanding of the system. Once he is comfortable with the system, the MDU will be tested as assembled. Once tested, the all of the other components will be moved into the MDU. Management hopes to have the testing and final installation completed before the end of February, 2013, barring any unforeseen delays.

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

Results of Operations

Revenues

We earned $5,000 in revenues since our inception through November 30, 2012. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado last growing season. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave.

For the three months ending November 30, 2012, we experienced a net loss of $(54,137) as compared to a net loss of $(34,999) for the same period last year. The net loss for the three months ending November 30, 2012 consisted of general and administrative expenses of $46,137 and consulting fees of $8,000. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the three month period ending November 30, 2012, the Company experienced general and administrative expenses of $54,137 as compared $34,999 for the same period last year. For the three month period ending November 30, 2012, the Company experienced consulting fees of $8,000 as compared to $7,967 for the same period last year. These expenses represented increased start-up costs as the Company begins its business operations. We anticipate our operating expenses will increase as we build our operations.

Since the Company's inception, on August 26, 2010, the Company had a net loss of $(406,245).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of November 30, 2012, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $406,245 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

JA Energy plans manufacture and sell the Modular Distillation Units which will convert blackstrap molasses into ethanol. The Modular Distillation Unit has been designed and a prototype has been built. The Company needs to raise funding to purchase this unit. The Company does not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

With the exception of Modular Distillation Units, we do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of November 30, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of November 30, 2012 the Company has cash and cash equivalents of $(7,488), current assets of $(7,488), and current liabilities of $33,151. As of November 30, 2012, the Company’s total assets were $175,307 and total liabilities of $246,341. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 30, 2012, the Company has 37,276,703 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November, 2012 and concluded that they will not have a material effect on the financial statements as of November 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended November 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on 10-K for the fiscal year ended August 31, 2012 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

No shares were issued in the quarter ended November 30, 2012.

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

JA Energy Registrant

Date: January 21, 2013	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer