Form 10-Q
period 2013-02-28
JA Energy
filed 2013-04-22
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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

As of February 28, 2013, the registrant’s outstanding common stock consisted of 37,276,703 shares, $0.001 par value.

Table of Contents

JA Energy

(A Development Stage Company)

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2013

PART I - FINANCIAL INFORMATION	3
Item I. Financial Statements	3
a. Statements of Operations (unaudited)	3
b. Balance Sheets (unaudited)	4
c. Statements of Cash Flows (unaudited)	5
d. Notes to Financial Statements	7
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	10
a. Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4T. Controls and Procedures	19
PART II. OTHER INFORMATION	22
Item 1 -- Legal Proceedings	22
Item 1A - Risk Factors	22
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3 -- Defaults Upon Senior Securities	22
Item 4 -- Submission of Matters to a Vote of Security Holders	22
Item 5 -- Other Information	23
Item 6 -- Exhibits	23
SIGNATURES	24

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

Statements of Operations

(Unaudited)

	For the three months ended	For the six months ended	For the three months ended	For the six months ended	From inception Aug. 26, 2010 to
	28-Feb-13	28-Feb-13	29-Feb-12	29-Feb-12	28-Feb-13
Revenue	-	-	-	-	5,000
Cost of goods sold	-	-	-	-	3,750
Gross profit	-	-	-	-	1,250

Operating expenses:
General & administrative	41,101	87,238	60,872	87,904	362,652
Consulting fees	7,500	15,500	9,500	17,467	93,467

Total expense	48,601	102,738	70,372	105,371	456,119

Other Income:
Interest income	-	-	-	-	23

Total other income	-	-	-	-	23

Net (Loss)	(48,601)	(102,738)	(70,372)	(105,371)	(454,846)

Weighted average number of common shares outstanding - basic	37,256,703	37,256,703	33,398,461	33,398,461

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

Balance Sheets

(Unaudited)

	February 28, 2013	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	5,482	399
Prepaid expenses	7,210	7,210
Inventory	62,323	62,323
Deposits	5,555	2,555
Total current assets	80,570	72,487

Fixed assets:
MDU fixed asset	96,705	59,944
Furniture and fixture	1,380	-
Vehicle, net of accumulated depreciation of $2,208	19,178	20,650
Total fixed assets	117,263	80,594
TOTAL ASSETS	197,833	153,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	10,207	27,593
Accounts payable to related parties	9,800	9,800
Loan payable – current	3,705	3,502
Loan payable - related party	259,376	99,000
Loan from non related third party	21,000	15,000
Total current liabilities	304,088	154,895

Long term liabilities:
Loan payable - long term	13,379	15,082
Total long term liabilities	13,379	15,082
Total liabilities	317,467	169,977

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	37,257	37,257
authorized, 37,256,703 and 37,256,703 issued and
outstanding as of 11/30/12 and 8/31/12,
Respectively
Additional paid-in capital	207,433	207,433
Stock subscription payable	90,521	90,521
Deficit accumulated during development stage	(454,845)	(352,107)
Total stockholders' equity	(119,634)	(16,896)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$197,833	$153,081

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

(Unaudited)

	For the six months ended	For the six months ended	From inception Aug. 26, 2010 to
	February 28, 2013	February 29, 2012	February 28, 2013
OPERATING ACTIVITIES
Net Income	(102,738)	(105,371)	(454,846)
Adjustments to reconcile Net Income
to net cash provided by operations:
Stock Compensation		6,923	89,367
Depreciation	1,472		2,944
Decrease (Increase)
Prepaid expense		5,726	(7,210)
Inventory		(4,808)	(62,323)
Deposits	(3,000)	(1,355)	(5,555)
(Decrease) Increase
Consulting Fees Payable	0	(750)	9,800
Accounts Payable & Accrued Expense	(17,386)	141	10,208
Net cash applied to Operating Activities	(121,652)	(99,494)	(417,615)
INVESTING ACTIVITIES
2011 Ford Taurus	0	0	(22,122)
Furniture and Fixture	(1,380)	0	(1,380)
MDU Fixed Assets	(36,761)	0	(96,705)
Net cash provided by Investing Activities	(38,141)	0	(120,207)
FINANCING ACTIVITIES
Proceeds Auto Loan 2011 Taurus		0	20,000
Payments Auto Loan 2011 Taurus	(1,500)		(2,916)
Proceeds Related Party	160,376	5,000	265,376
Payments Related Party		(5,000)	(6,000)
Proceeds Unrelated Party Notes	6,000		21,000
Bank overdraft		5,166
Common Stock		87,500	212,154
Contributed Capital	0	0	33,690
Net cash provided by Financing Activities	164,876	92,666	543,304
Cash increase (decrease) for period	5,083	(6,828)	5,482
Cash at beginning of period	399	6,828	0
Cash at end of period	5,482	0	5,482

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements filed therewith along with its Form 10-K annual report. Operating results for the six months ended February 28, 2013are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $454,845. The Company has not generated any significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On January 30, 2012, the Company recorded $2,500 common stock payable cash for services rendered. As of August 31, 2012, no shares have been issued.

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

The Chief Executive Officer loaned to the Company $199,176 during the period ended November 31, 2012. The terms of the loan are due upon demand with an annual interest rate of 5%. The Company paid the balance on the prior officer loan of $1,500 which was non-interest bearing.

The Chief Executive Officer loaned to the Company $25,000 during the period ended February 28, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

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

Period Ended Principle Interest Payments

February 2014 $3,705 $963 $4,668

February 2015 $3,943 $725 $4,668

February 2016 $4,197 $471 $4,668

February 2017 $4,467 $201 $4,668

February 2018 $772 $6 $ 778

At February 28, 2013, principal outstanding was $17,084.

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

During the six months ended February28, 2013, the Company reclassified plantation cost as Inventory in accordance with ASC 330. As of February 28, 2013, raw material consisted of direct material, direct labor and overhead costs incurred to grow the plant which will be used as a raw material to produce the Company’s final ethanol product. Elements of cost include materials, labor and overhead and are classified as follows:

	February 28, 2013	August 31, 2012

Raw materials and supplies	$62,323	$62,323
In-process inventories	--	--
Finished case goods	--	--

	$62,323	$62,323

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 25, 2013, the date on which the financial statements were available to be issued.

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

JA Energy Business Plan

JA Energy will manufacture and sell Modular Distillation Units (“MDU”) to individuals, nonprofit organizations and/or companies. The primary application for ethanol, produced utilizing JA Energy’s MDU, will be as an oxygenator of motor vehicle fuel. The Company also plans to establish a demonstration facility as well as a training facility to train the purchasers of the MDUs. JA Energy has decided not to pursue the management of farming co-ops at this time.

As the MDU is tested and proven domestically, it will open the door to renewable base load electricity, biodiesel (vegetable oil and ethanol mix), establishment of greenhouse complexes, and the creation of international business opportunities. The first unit is in place at Alamo, Nevada and work to bring that unit online is continuing. The Company will soon begin building the second unit. Conversations are ongoing with Las Vegas-area officials to locate the second unit in an economically-challenged section of the Las Vegas Valley. Current plans for the first five units call for two to be placed in Lincoln County, NV, two in the Las Vegas area, and one in Hawaii.

The MDU was tested using molasses as the distillation feedstock. The test was designed to demonstrate the efficiency of the MDU as a distillation unit for a variety of feedstocks. Other possible sugar sources include cassava, Jerusalem artichoke, energy beet, and sweet sorghum. The unit distills at a rate of 210 gallons per day or nearly 1500 gallons per week.

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

The Business Outlook

Market and legislative forces are steadily increasing the domestic demand for ethanol. Under the Energy Independence and Security Act (EISA) of 2007, the volume of renewable fuel required to be blended into transportation fuel increased from 9 billion gallons in 2008 to 36 billion gallons by 2022. The story is much the same in the international market. The European Union currently requires 5% of all transport sector fuel to be renewable. The EU’s Renewable Energy Directive (RED) calls for that percentage to double by 2020, with a target of 20% renewable for all energy sectors. Even in the face of this mandate some EU member nations currently have no ethanol production capacity.

US operators can gain an additional benefit with the production of table vegetables when a hydroponic greenhouse is paired up with a MDU and produce is grown close to the consumer. The added freshness and food security (over one-half of table vegetables are imported), not to mention the reduction of imports, gives rise to business opportunities in the most challenged areas of our cities. Placing MDUs in inner cities will provide a new economic use for land and people, which would otherwise not be utilized by society. In rural application the ethanol produced might also be used to generate electricity.

The Ethanol Market

Ethanol is produced from starch or sugar-based feed products such as sugar cane, sugar beet, corn, potatoes, wheat, cassava, Jerusalem artichoke, energy beet, and sweet sorghum. Other sources include agricultural waste products including sugar, rice straw, cheese whey, beverage wastes, and forestry and paper wastes. Historically, corn has been the primary source because of its relatively low cost, wide availability, and ability to produce large quantities of carbohydrates that can be converted into glucose more easily than other products.

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

As a result, by the end of 2005, according to the U.S. Department of Energy, 25 states, including California, Illinois, and New York, had banned, or passed laws banning, any more than trace levels of MTBE in their gasoline supplies, and legislation to ban MTBE was pending in four others. Due in part to federal and state policies promoting cleaner air, the environmental concerns associated with MTBE, and federal and state tax and production incentives, the ethanol industry has grown substantially in recent years. The Renewable Fuels Association estimates that in 2011, approximately 13.9 billion gallons of ethanol were produced in the US.

Power from Sugar

The MDU is designed to produce 75,000 gallons of ethanol per year form the crop of just 95 acres of either sugar beets or sugar cane. Sugar used to operate the MDU will require processing. Therefore, a second 95 acres and MDU may be utilized to produce the fuel needed to operate the farm equipment, or to sell to provide the currency to purchase fossil fuel for the tractors (diesel in farming equipment is more effective than ethanol). In the case of sugar cane, once it is dried and the juice is extracted, the fibrous residue of the plant is a source of fuel to reduce the juice to syrup. The reduction of the cane or sugar beet juice to a 30-percent sugar solution is all that is necessary to process it into ethanol.

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

Recent Event

Management continues to make progress in building its first working model of the MDU. All components have been installed in the MDU at our Las Vegas manufacturing facility. Testing and final installation are under way, with completion and installation estimated for Spring 2013.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

James Lusk, CEO of JA Energy, filed a patent with the U.S. Patent and Trademark Office in Washington, D.C., for the “Ethanol Distillation System and Apparatus.” Subsequently, Mr. Lusk assigned this patent application to JA Energy. The “Ethanol Distillation System and Apparatus,” serial number 12/565,111 application, was published by the U.S. Patent and Trademark Office on March 24, 2011. The Company elected to abandon this patent application in favor of filing a new patent for the fully automated distillation system that is currently under development. The fully automated unit has been assembled in Las Vegas and it is anticipated that the unit will be producing ethanol by Summer 2013.

Research and Development Activities and Costs

The majority of JA Energy’s expenses involved costs related to research and development, and improving the efficiencies of its MDU.

Physical Plants

JA Energy currently operates an R&D facility and a separate manufacturing facility, both in Las Vegas, NV. The manufacturing facility has a current capacity of 50 units annually. Management has agreements in place that will allow for rapid expansion of manufacturing capacity as demand grows.

Results of Operations

Revenues

We earned $5,000 in revenues since our inception through February 28, 2013. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave.

For the three months and for the six months ending February 28, 2013, we experienced a net loss of $(48,601) and $(102,738) respectively, as compared to a net loss of $(70,372) and $(105,371) for the same periods last year. The net loss for the three months and for the six months ending February 28, 2013 consisted of general and administrative expenses of $41,101 and $87,238 and consulting fees of $7,500 and $15,500. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the three month period and for the six month period ending February 28, 2013, the Company experienced general and administrative expenses of $41,101 and $87,238 respectively as compared to $60,872 and $87,904 for the same periods last year. For the three month period and for the six month period ending February 28, 2013, the Company experienced consulting fees of $7,500 and $15,500 as compared to $9,500 and $17,467 for the same periods last year. These expenses represented increased start-up costs as the Company begins its business operations. We anticipate our operating expenses will increase as we build our operations.

Since the Company's inception, on August 26, 2010, the Company had a net loss of $(454,846).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of February 28, 2013, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $454,846 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees

As of February 28, 2013, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of February 28, 2013 the Company has cash and cash equivalents of $5,482, current assets of $80,570, and current liabilities of $304,088. As of February 28, 2013, the Company’s total assets were $197,833 and total liabilities of $317,467. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of February 28, 2013, the Company has 37,256,703 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November, 2012 and concluded that they will not have a material effect on the financial statements as of February 28, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended February 28, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

No shares were issued in the quarter ended February 28, 2013.

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

(1) Balance Sheets at February 28, 2013 (unaudited), and August 31, 2012 (audited)

(2) Unaudited Statements of Operations for the six-month periods ended February 28, 2013 and February 29, 2012, and the period from August 26, 2010(inception) to February 28, 2013

(3) Unaudited Statements of Cash Flows for the six-month periods ended February 28, 2013 and 2011, and the period from August 26, 2010 (inception) to February 28, 2013.

(4) Notes to the financial statements.

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

JA Energy Registrant

Date: April 19, 2013	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer