Form 10-Q
period 2013-05-31
JA Energy
filed 2013-07-22
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

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

As of May 31, 2013, the registrant’s outstanding common stock consisted of 37,276,703 shares, $0.001 par value.

Table of Contents

JA Energy

(A Development Stage Company)

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2013

PART I - FINANCIAL INFORMATION	3
Item I. Financial Statements	3
a. Statements of Operations (unaudited)	3
b. Balance Sheets (unaudited)	4
c. Statements of Cash Flows (unaudited)	5
d. Notes to Financial Statements	7
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	10
a. Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4T. Controls and Procedures	19
PART II. OTHER INFORMATION	22
Item 1 -- Legal Proceedings	22
Item 1A - Risk Factors	22
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3 -- Defaults Upon Senior Securities	22
Item 4 -- Submission of Matters to a Vote of Security Holders	22
Item 5 -- Other Information	23
Item 6 – Exhibits	23
SIGNATURES	24

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	From inception Aug. 26, 2010 to
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013
Revenue	-	5,000	-	5,000	5,000
Cost of goods sold	-	3,750	-	3,750	3,750
Gross profit	-	1,250	-	1,250	1,250

Operating expenses:
General & administrative	64,925	75,763	145,084	163,667	417,935
Consulting fees	11,000	8,500	28,500	25,967	106,467

Total expense	75,925	84,263	173,584	189,634	524,402

Other Income (Loss):
Interest income					23
Interest expense	(3,262)		(8,341)		(10,903)
Abandonment of farming operations	(125,533)		(125,533)		(125,533)
Warrants for debt	(875,000)		(875,000)		(875,000)
Total other income (Loss)	(1,003,795)		(1,008,874)		(1,011,413)

Net (Loss)	(1,079,720)	(83,013)	(1,182,458)	(188,384)	(1,534,565)

Weighted average number of common shares outstanding - basic	37,276,703	34,156,703	37,276,703	33,915,827	37,276,703

Net loss per share	$ (0.03)	$ (0.00)	$ (0.03)	$ (0.01)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

Balance Sheets

(Unaudited)

	May 31, 2013	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	2,252	399
Prepaid expenses	0	7,210
Inventory	0	62,323
Deposits	3,555	2,555
Total current assets	5,807	72,487
Fixed assets:
MDU fixed asset	119,898	59,944
Furniture, fixtures and office equipment	2,030	0
Vehicle	22,122	22,122
Accumulated depreciation	(5,542)	(1,472)
Total fixed assets	138,508	80,594
TOTAL ASSETS	144,315	153,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	89,564	27,593
Accounts payable to related parties	9,550	9,800
Loan payable – current	3,763	3,502
Loan payable - related party	338,376	99,000
Loan from non related third party	0	15,000
Total current liabilities	441,253	154,895

Long term liabilities:
Loan payable - long term	12,416	15,082
Total long term liabilities	12,416	15,082
Total liabilities	453,669	169,977

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	37,277	37,257
authorized, 37,276,703 and 37,256,703 issued and
outstanding as of 5/31/13 and 8/31/12,
Respectively
Additional paid-in capital	1,097,413	207,433
Stock subscription payable	90,521	90,521
Deficit accumulated during development stage	(1,534,565)	(352,107)
Total stockholders' equity	(309,354)	(16,896)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$144,315	$153,081

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

(Unaudited)

	For the Nine months ended	For the nine months ended	From inception Aug. 26, 2010 to
	May 31, 2013	May 31, 2012	May 31, 2013
OPERATING ACTIVITIES
Net Income	(1,182,458)	(188,384)	(1,534,565)
Adjustments to reconcile Net Income
to net cash provided by operations:
Stock Compensation		24,519	84,521
Warrant expense	875,000		875,000
Abandoned farming operations	54,000		54,000
Depreciation	4,070	736	5,542
Decrease (Increase)
Prepaid expense	7,210	(5,786)
Inventory	62,323	(10,838)
Deposits	(1,000)	(1,355)	(3,555)
(Decrease) Increase
Accounts Payable & Accrued Expense	(10,030)	2,629	17,563
Accounts Payable Related Party	(250)	(750)	9,550
Net cash applied to Operating Activities	(191,135)	(179,229)	(491,944)
INVESTING ACTIVITIES
2011 Ford Taurus	0	(22,122)	(22,122)
Furniture and Fixture	(2,030)	0	(2,030)
MDU Fixed Assets	(41,953)	0	(101,897)
Net cash provided by Investing Activities	(43,983)	(22,122)	(126,049)
FINANCING ACTIVITIES
Proceeds Notes Payable		20,000	35,000
Payments Notes Payable	(2,405)	(543)	(3,821)
Proceeds Related Party	239,376	98,833	344,376
Payments Related Party		(5,000)	(6,000)
Bank overdraft		5,166
Common Stock		37,500	37,277
Contributed Capital		50,000	213,413
Net cash provided by Financing Activities	236,971	205,956	620,245
Cash increase (decrease) for period	1,853	4,605	2,252
Cash at beginning of period	399	6,828	0
Cash at end of period	2,252	11,433	2,252

Non-cash Transactions
Warrant expense	875,000	0	875,000
Abandonment of farming operations	54,000	0	54,000
Contributed capital with note conversion	15,000	0	15,000
MDU components	18,001	0	18,001
Stock compensation	0	0	84,521

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements filed therewith along with its Form 10-K annual report. Operating results for the nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $1,534,565. The Company has not generated any significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is computed on straight line and declining balance methods over the estimated useful lives of the assets. Repairs and maintenance are expenses as incurred.

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

The Company was a subsidiary of Reshoot Production Company. On January 31, 2011, the record shareholders of Reshoot Production Company received a spin off dividend of one point 4 (1.4) common shares, par value $0.001, of JA Energy common stock for every share of Reshoot Production Company common stock owned for a total 66,896,703 common shares issued.

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

On May 3, 2011, a former officer of the Company returned 3,400,000 shares to treasury as part of an initiative to restructure the Company’s capital stock. Accordingly, the return of these shares has been accounted for similar to a reverse stock split and have been applied on a retroactive basis.

On November 2, 2011, the Company issued 1,500,000 shares of its $0.001 par value common stock for cash of $75,000.

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

On January 16, 2012, the Company executed a consulting contract with Desert Resources for an annual fee of $60,000 and 240,000 shares of common stock. The shares were valued according to the fair value of the common stock based on the agreement date. Desert Resources is compensated in bi-weekly installments. As of May 31, 2013, no shares have been issued and a total of $73,846 has been recorded to common stock payable.

On January 30, 2012, the Company recorded $2,500 common stock payable cash for services rendered. As of May 31, 2013, no shares have been issued.

On August 30, 2012, the Company received $10,000 from a director for shares to be issued.

On August 31, 2012, the Company recorded a common stock payable for 500 shares of common stock due to a consultant for services rendered. The shares were valued at $425 according to the fair value of the common stock based on the record date.

Subsequent to May 31, 2013, on June 27, 2013, the Company issued 36,000 shares of common stock for Electrical Controls installed in the MDU costs valued at $18,001. The $18,001 is shown as an account payable, and as an element of the cost of the MDU.

Subsequent to May 31, 2013, on June 20, 2013, the Company issued 120,000 shares of common stock to Rockey Farms, Owned by Director Sheldon Rockey, for farming costs valued at $54,000. The $54,000 is shown as an account payable, and as an element of the ceased farming operation.

Subsequent to May 31, 2013, on June 20, 2013, the Company issued 320,000 shares of common stock to board of directors for compensation which has been rendered, but for which the agreements have not been finalized and signed.

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

The Chief Executive Officer loaned to the Company $79,000 during the period ended May 31, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

NOTE 6 - LOAN PAYABLE

The Company received a loan from US Bank in the amount of $20,000 secured by the 2011 Ford Taurus. The loan is a fully amortized loan with monthly payments of $389 for 60 months.

Period Ended	Principle	Interest	Payments
May 2014	$3,763	$905	$4,668
May 2015	$4,005	$663	$4,668
May 2016	$4,263	$405	$4,668
May 2017	$4,148	$130	$4,279

At May 31, 2013, principal outstanding was $16,180.

NOTE 7 – INVENTORY AND ABANDONMENT OF FARMING OPERATIONS

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

During the nine months ended May 31, 2013, the Company substantially completed the modular distillation unit (MDU), and abandoned the farming operations, resulting in no inventory at May 31, 2013.

The loss from ceasing the farming operation is $125,533.

NOTE 8 – Contributed Capital

The Company has received $15,000 as a loan from a non - related third party. The loan is unsecured, payable on demand and non-interest bearing. The loan was received on 03/01/2011 in the amount of $15,000. Effective March 19, 2013, the debt was exchanged for warrants to purchase up to 1,200,000 shares of common $.001 par value stock at $1.00 per share after March 19, 2014 and before March 19, 2017. For Financial reporting, the exchange is recorded as a capital contribution of $890,000, and warrants expense of $875,000; common stock is not issued until the warrants are exercised, fully diluted earnings (loss) per share include those exercisable by warrant.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 22, 2013, the date on which the financial statements were available to be issued.

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

Recent Event

The Company has recently completed the construction of its Modular Distillation Unit (“MDU”). The MDU consists of an array of components, storage tanks, equipment, controls, and electrical installed in a single 40-feet long by 8-feet wide steel shipping container that provides a decentralized production of ethanol. This self-contained, climate controlled modular ethanol distillation system can be placed near a sugar producing crop which will be able to convert that crop into ethanol as well as provide energy to the local community. The MDU has the capability to produce, approximately 1,500 gallons per week of ethanol through a process of fermentation and distillation. The MDU can also produce approximately 560 gallons of stillage (e.g., residual water) a day. The stillage can contain multiple nutrients and can be used to water crops, enhance the efficiencies of anaerobic digesters, or as a growth medium in hydroponic greenhouses. Use of multiple fermentation tanks allows for a daily harvest of ethanol and stillage.

A third product of the fermentation and distillation is carbon dioxide, approximately 1,650 pounds per day, which can be diverted into a greenhouse to significantly increase crop production. The MDU can be enclosed in a single shipping container that can be shipped to and operated in most parts of the world. The modular system can be coupled to other modular systems or a solar concentrator system to produce electricity.

Now that the MDU has been constructed, the Company is in the proof of concept portion of the project. Management is testing and validating the MDU. Once testing and validation are complete, the Company plans to commercialize the Unit on a worldwide basis.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

James Lusk, CEO of JA Energy, filed a patent with the U.S. Patent and Trademark Office in Washington, D.C., for the “Ethanol Distillation System and Apparatus.” The “Ethanol Distillation System and Apparatus,” serial number 12/565,111 application, was published by the U.S. Patent and Trademark Office on March 24, 2011. Subsequently, Mr. Lusk assigned this patent application to JA Energy. The Company elected to abandon this patent application in favor of filing a new patent for the fully automated distillation system.

Separately, the Company has filed a Provisional Patent with the U.S. Patent and Trademark office for the fully automated MDU. The title of invention is: “Method of Producing Fuel and Modular Distillation Unit.” The patent was filed on May 7, 2013 under application number 61820666.

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

Results of Operations

Revenues

We earned $5,000 in revenues since our inception through May 31, 2013. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave.

For the three months and for the nine months ending May 31, 2013, we experienced a net loss of $(1,079,720) and $(1,182,458) respectively, as compared to a net loss of $(83,013) and $(188,384) for the same periods last year. The net loss for the three months and for the nine months ending May 31, 2013 consisted of general and administrative expenses of $68,187 and $153,425, consulting fees of $11,000 and $28,500 respectively, and abandonment of farming operations $125,533, and warrant expense of $ 875,000. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the three month period and for the nine month period ending May 31, 2013, the Company experienced general and administrative expenses of $68,187 and $153,425 respectively as compared to $75,763 and $163,667 for the same periods last year. For the three month period and for the nine month period ending May 31, 2013, the Company experienced consulting fees of $11,000 and $28,500 as compared to $8,500 and $25,967 for the same periods last year. These expenses represented increased start-up costs as the Company begins its business operations. We anticipate our operating expenses will increase as we build our operations.

Since the Company's inception, on August 26, 2010, the Company had a net loss of $(1,534,565).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of May 31, 2013, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $1,534,565 since inception.

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

Significant changes in the number of employees

In the 3 months ended May 31, 2013 we hired a general manager to oversee day to day operations and an engineer to oversee manufacturing operations and research & development. For all other operations we are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of May 31, 2013 the Company has cash and cash equivalents of $2,252, current assets of $5,807, and current liabilities of $441,253. As of May 31, 2013, the Company’s total assets were $144,315 and total liabilities of $453,669. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of May 31, 2013, the Company has 37,276,703 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November, 2012 and concluded that they will not have a material effect on the financial statements as of May 31, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended May 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

As of May 31, 2013 the company had negotiated stock compensation service agreements with executive officers; the details are being reviewed by legal counsel, the executives and the board of directors, and as of July 15, 2013 the agreements have not been finalized. The probable expense through May 31, 2103 is zero because under the terms of the anticipated agreement the shares have not been issued, and events for shares to be issued have not yet occurred. There may or may not be an expense associated with the stock compensation plan in the future, however since the company does not have a definitive agreement in place, an expense has not yet been recognized. If all the stock associated with the stock compensation plan was to be issued as of May 31, 2013, and then this would result in the issuance of 200,000 additional shares of common stock.

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

(4) Notes to the financial statements.

•          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JA Energy Registrant

Date: July 22, 2013	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer