Form 10-K
period 2013-08-31
JA Energy
filed 2013-12-13
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2013

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54236

JA Energy

(Exact name of registrant as specified in its charter)

_________________

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

Large accelerated filer	o	Accelerated filer ☐
Non-accelerated filer	o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 12, 2013, computed by reference to the last sale of $0.95 per-share price quoted on the OTC-BB was $8,550,000.

As of December 12, 2013, there were 38,402,385 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

•         inability to find customers for our Modular Distillation Units;

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

In this form 10-K references to "JA Energy", "the Company", "we," "us," and "our" refer to JA Energy.

Available Information

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the internet at www.sec.gov . You may also read and copy all SEC filings at the Public Reference Room of the SEC at 100 F Street, NE., Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.

We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at JA Energy, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130. You can also visit jaenergyinc.com to find a direct link to our SEC filings from our home page.

After December 16, 2013 we will also post all Company announcements on the JA Energy Facebook page: https://www.facebook.com/pages/JA-Energy/465832410168514

PART I

Item 1. Business

Corporate History

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over the Counter Bulletin Board. The Company is an operating entity.

Business Overview

The Company designs, manufactures, and markets a suite of modular, self-contained, fully automated, climate controlled units for distributed production of energy. All of our products originate in our Las Vegas manufacturing facility.

The patented Modular Distillation Unit (MDU) processes blackstrap molasses or a similar sugar product into fuel-grade ethanol. The first MDU has been installed and tested and is waiting on ATF licensing before becoming fully functional. The Company is now marketing the MDU for placement in both domestic and foreign markets. Our unique approach to localized, distributed energy production was presented at the Energy for the Future international conference on renewable energy held October 24 & 25, 2013 in Yerevan, Armenia. We are currently working to place units in Armenia, the Philippines, and the Dominican Republic as well as several US sites. We will increase staffing and manufacturing capacity early in 2014. Management expects to sell and ship approximately 40 installations by the end of FY2014.

The Modular Electric Generator (MEG) uses proven technologies to generate base load electricity to supply local energy needs. Patent Application No. 61/909,919, Ref. No. 0348730-PROV3 for the MEG, formally known as “Electrical Generation System, Method of Producing Electrical Energy, And Manufacturing An Electrical Generation System” was filed on November 27, 2013. We expect to begin manufacturing and shipping units in 2014. Like the MDU, our MEG can be dropped anywhere in the world. Stated simply, the MEG consists of a single heating unit that fires a bank of five heat differential engines, each capable of driving a 10kW generator. Each unit is housed in a standard 20’ shipping container that includes an onboard chiller to increase efficiency. MEGs can be deployed singly to produce 50kW of power or in series where more capacity is needed, producing energy in multiples of 50kW. The MEG is quiet enough to place next to a hotel, and environmentally clean enough to operate even inside a building. It can be powered by a wide variety of fuels, making it usable in both developed and developing countries.

We are developing other energy systems to complement the MDU and the MEG, such as concentrated solar power (CSP) and biodiesel production. Multiple products are now in development and will be systematically brought online as each is ready.

One of the concepts now in development is that of energy farms using MDUs, MEGs, and other Company products. As conceived, an energy farm is a small-scale farming operation designed to produce ethanol and electricity as well as foodstuffs. The ethanol and electricity could be sold at market or used by a community or cooperative. This has far-reaching implications for developing nations. Energy farms could help to provide urban levels of benefits and amenities such as electricity, communication, and clean water to far-flung communities, thereby reducing the migration of rural populations to already-crowded urban centers. The energy farm concept would help make domestic family farms more economically viable, as well.

To insure supply chains, the Company has developed relationships with multiple, reliable vendors capable of fabricating the various proprietary components and sub-assemblies needed for manufacture. Sale units will be made to order and can be customized as each particular installation requires. We anticipate multiple sales per customer, but do not expect any single customer to comprise more than 10% of annual output. The Company expects more than one quarter of all FY2014 sales to derive from domestic demand, though the long-range projections show a much larger demand internationally.

While the manufacture of our products has no extraordinary government regulation, the operation of the MDU requires approval from the US Dept. of Alcohol, Tobacco, and Firearms. This needs to be considered as we market the units, and we will notify potential customers. Ethanol production is regulated in nearly every country worldwide. However, the same governments that regulate ethanol have policies in place that encourage its use as a non-fossil fuel. This makes for a positive regulatory environment overall. Many governments, both at home and abroad, have subsidies and other enticements for renewable energy sources which will help the profitability of our customers, and therefore make our products more desirable. The costs of complying with environmental laws applicable to our manufacturing are negligible and should have little or no effect on profitability.

The majority of expenses incurred over the last two years involved costs related to research and development, and improving the efficiencies of the MDU. Now that we are an operating entity rather then a development entity we anticipate the percentage of R&D expense as a portion of total expense to fall as the expense of materials for manufacture rises with production.

The Company has no intention at this time to add employees until orders for MDU are placed.

JA Energy's Funding Requirements

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We own patents, trademarks, and trade secrets related to our products. We expect to apply for future patents and trademarks, as appropriate, in connection with the development of innovative new products, services, and enhancements. Although we believe that, in the aggregate, our patents are valuable, and patent protection is beneficial to our business and competitive positioning, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents.

We plan to rely on trade secrets, technical know-how, and continuing invention to develop and maintain our competitive position. We will take security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

Effect of Government Regulation on Business

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.

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

Employees

The Company currently has two employees and two Officers, who are also Directors of the Company. James Lusk, our CEO, devotes 40 hours per week of his time to our business, The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

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

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE HAVE JUST TRANSITIONED FROM A DEVELOPMENT STAGE COMPANY TO AN OPERATING STAGE COMPANY, AND WE HAVE NOT GENERATED ANY REVENUES, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

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

As discussed in the Notes to Financial Statements included in this Annual Report, at August 31, 2013, we experienced a net loss from operations of $ 2,039,592 for the year ending August 31, 2013.

These factors raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3. WE HAVE NO OPERATING HISTORY AS AN OPERATING COMPANY AND WE MAY BE UNABLE TO OPERATE PROFITABLY.

JA Energy may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as fully reporting independent public company, and the development of such structure will require a significant amount of management's time and other resources.

4. OUR OFFICERS AND DIRECTORS HAVE NO PRIOR EXPERIENCE IN RUNNING A FULLY REPORTING COMPANY.

Our executive officers have no experience in operating a fully reporting company. Due to their lack of experience, our executive officers may make wrong decisions and choices on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

5. OUR BUSINESS MAY REQUIRE ADDITIONAL CAPITAL AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

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

6. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

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

7. IF WE ARE UNABLE TO ATTRACT KEY EMPLOYEES, WE MAY BE UNABLE TO SUPPORT THE GROWTH OF OUR BUSINESS.

Our success depends in part on our ability to attract and retain competent personnel. We must hire qualified managers, engineers, accounting, human resources, operations and other personnel. Competition for employees in the ethanol industry is intense. We cannot assure you that we will be able to attract and maintain qualified personnel. If we are unable to hire and maintain productive and competent personnel, the number of modular energy production units we produce may decrease and we may not be able to efficiently operate our manufacturing business. Competition for talent among companies in the industry is intense and we cannot assure you that we will be able to continue to attract or retain the talent necessary to support the growth of our business.

8. OUR SINGLE LARGEST SHAREHOLDER OWNS APPROXIMATELY 32% OF THE CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our single largest shareholder, beneficially have the right to vote approximately 32% of our outstanding common stock. As a result, these shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors; b) removal of any of our directors; c) amendment of our Articles of Incorporation or bylaws; and d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

9. THE LOSS OF ONE OR MORE OF OUR FUTURE SUPPLIERS OF MATERIALS TO BUILD THE MDU MAY INTERRUPT OUR PRODUCTION OF MDU'S.

We plan to purchase materials from a limited number of third-party suppliers to build our MDU's. We do not have any material or long-term contracts in place with any suppliers at this time. Furthermore, our future suppliers also purchase the components of our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver MDU's to our customers, which would have a material adverse effect on our future net sales and profitability.

10. INCREASES IN THE PRICE OF MATERIALS USED TO MANUFACTURE OUR MDU COULD MATERIALLY INCREASE OUR COSTS AND DECREASE OUR PROFITABILITY.

The prices for components to build our MDU are dependent on the market price for the materials used to produce them. There can be no assurance that prices for these and other materials will not increase in the near future.

These materials are subject to price volatility caused by supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Any material price increase would increase our cost of sales and decrease our future profitability unless we are able to pass higher prices on to our customers. We may face pricing pressures and we may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

11. We may not be able to develop manufacturing capacity sufficient to meet demand in an economical manner or at all.

If demand for our MDU's increases beyond the scope of our future production facilities, we may incur significant expenses in the expansion and/or construction of production facilities and increases in personnel in order to increase production capacity. Any unanticipated expansion requirements may cause complications for delays in production, which could result in a loss of business and customers. To finance the expansion of a commercial-scale production facility is complex and expensive. We cannot assure you that we will have the necessary funds to finance the development of production facilities, or that we will be able to develop this infrastructure in a timely or economical manner, or at all.

12. THE USE AND DEMAND FOR ETHANOL IS DEPENDENT ON VARIOUS ENVIRONMENTAL REGULATIONS AND GOVERNMENTAL PROGRAMS THAT COULD CHANGE AND CAUSE THE DEMAND FOR ETHANOL TO DECLINE.

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

13. Our results of operations may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. We will need to meet a significant number of environmental and other regulations and standards established by various federal, state and local regulatory agencies.

In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. As these regulations and standards evolve, and if new regulations or standards are implemented, we may be required to modify our proposed facilities and processes or develop and support new facilities or processes and this will increase our costs. Any failure to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the commercial use of our MDU. Any inability to address these requirements and any regulatory changes could have a material adverse effect on our specialty enzyme business, financial condition and operating results.

A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

14. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

As a fully reporting company, we will incur legal, accounting and other expenses. Moreover, the Sarbanes- Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

RISKS RELATING TO OUR COMMON SHARES

15. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

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

16. ALTHOUGH OUR SHARES OF COMMON STOCK ARE QUOTED ON A THE OTC-BB, THEY ARE PENNY STOCKS.

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

17.ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOPED, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

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

18. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

19. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

All administrative, research, and production facilities are housed in leased properties located in Las Vegas, NV. The Company owns no real estate. Our offices are currently located at 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130. Our telephone number is (702) 515-4036.

Item 3. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures

 Not Applicable

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

Year ended August 31, 2013	High	Low
First Quarter	$0.96	$0.85
Second Quarter	$2.95	$0.85
Third Quarter	$2.58	$0.02
Fourth Quarter	$1.00	$0.02

Year ended August 31, 2012	High	Low
First Quarter	$0.50	$0.50
Second Quarter	$0.04	$0.04
Third Quarter	$0.26	$0.55
Fourth Quarter	$0.85	$0.85

* The first trade of the Company’s stock took place on October 25, 2011.

(b) Holders of Common Stock

As of December 12, 2013, there were approximately one hundred twenty (120) holders of record of our Common Stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity plan in place.

(e) Recent Sales of Unregistered Securities

On October 2, 2012, the Company issued 20,000 shares of its $0.001 par value common stock for $0.50 per share.

On June 24, 2013, the Company issued 462,000 shares of common stock for compensation of $369,600

On June 24, 2013, the Company issued 87,682 shares of common stock for MDU cost of $70,145.

On June 28, 2013 the Company issued 36,000 shares of common stock for MDU cost $ $ 28,800.

On July 1, 2013 the Company issued 540,000 shares of common stock for farming cost $ 432,000

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2013 or August 31, 2012.

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

Results of Operations for the year ended August 31, 2013

Revenues

We earned $5,000 in revenues since our inception through May 31, 2013. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave.

Expenses

During the fiscal year ended August 31, 2013, the Company had total operating expenses of $648,270, as compared to total operating expenses of $277,323 for the same period last year. The increase in expenses represented general and administrative expenses of $611,770, and consulting fees of $36,500as compared to general and administrative expenses of $236,356 and consulting fees of $40,967 for the same period last year. The net loss for the fiscal ended August 31, 2013 was $ 2,039,592 as compared to a net loss of $(276,050) for the same period last year. The Company’s net and operating expenses increased based on the development, construction costs and engineering costs to design and finalize its MDU. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Cash Flows

 During the fiscal year ending August 31, 2013, the Company used net cash of $(274,286) in operations, used net cash of $(57,938) in investing activities, that included the purchase of MDU and a vehicle as a fixed asset and generated cash of $336,502 from financing activities.

Going Concern

 The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of August 31, 2013, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $(2,391,699) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Plan of Operation

Management believes, if it can begin selling its MDU in fiscal year 2013-2014, the Company will be able to generate profit during the coming year. Management believes that MDU will most likely exceed any anticipated expenses for the coming year.

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

 JA Energy plans manufacture and sell the Modular Distillation Units (MDU) which will convert blackstrap molasses into ethanol. The Modular Distillation Unit has been designed and a prototype has been built. The Company does not anticipate performing any additional significant MDU research and development under our current plan of operation. The prototype MDU is recorded as an asset on the balance sheet, $ 216,799 , at year end. Significant research and development will be performed as the MEG prototype is built this year and brought online. In addition, other product lines now in development will require significant research and development as they are brought to market.

Expected purchase or sale of plant and significant equipment

With the exception of MDUs and MEGs, we do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

 We currently have three employees total, all full-time. As we gear up for MDU production we will add approximately ten employees. When MEG production begins that number will grow to as many as twenty.

Liquidity and Capital Resources

As of August 31, 2013 the Company has cash and cash equivalents of $2,677, current assets of $6,232 and current liabilities of $ 483,100. As of August 31, 2013, the Company’s total assets were $238,596 and total liabilities of $ 494,538. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of August 31, 2013, the Company has 38,402,385 shares of common stock issued and outstanding. $ 438,826 of the long-term liabilities is a note payable to James Lusk, the company’s CEO. The funds are repayable upon demand and have a simple interest rate of 5%, with interest paid monthly.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through August, 2013 and concluded that they will not have a material effect on the financial statements as of August 31, 2013.

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

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JA Energy

(A Development Stage Company)

We have audited the accompanying balance sheets of JA Energy (A Development Stage Company) as of August 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the one year period ended August 31, 2013. JA Energy’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from August 26, 2010 (date of inception) to August 31, 2012 were audited by other auditors whose report dated December 13, 2012 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of JA Energy (A Development Stage Company) as of August 31, 2013 and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and since inception on August 26, 2010 through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 13, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

JA Energy

Balance Sheets (Audited)

		August 31, 2013	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents		$ 2,677	$ 399
Prepaid expenses		0	7,210
Inventory		0	62,323
Deposits		3,555	2,555
Total current assets		$ 6,232	$ 72,487
Fixed assets:
Modular distillation unit		$ 216,799	$ 59,944
Vehicle, furniture and equipment, net of accumulated depreciation of $8,587 and $1,472		15,565	20,650
Total fixed assets		$ 232,364	$ 80,594
TOTAL ASSETS		$ 238,596	$ 153,081

LIABILITIES AND STOCKHOLDERS' EQUITY	(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities		$ 30,902	$ 27,593
Accounts payable to related parties		9,550	9,800
Loan payable – current		3,822	3,502
Loan payable - related party		438,826	99,000
Loan from non related third party		0	15,000
Total current liabilities		$ 483,100	$ 154,895
Long term liabilities:
Loan payable - long term		$ 11,438	$ 15,082
Total long term liabilities		$ 11,438	$ 15,082
Total liabilities		$ 494,538	$ 169,977

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares		$ -	$ -
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares		38,403	37,257
	authorized, 38,402,385 and 37,256,703 issued and
outstanding as of 8/31/13 and 8/31/12,
Additional paid-in capital		2,006,833	207,433
Stock subscription payable		90,521	90,521
Deficit accumulated during development stage		(2,391,699)	(352,107)
Total stockholders' equity (deficit)		$ (255,942)	$ (16,896)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)		$ 238,596	$ 153,081

The accompanying notes are an integral part of these financial statements.

JA Energy

Statements of Operations

(Audited)

	Year ended August 31, 2013	Year ended August 31, 2012	From inception (August 26, 2010) to August 31, 2013
Revenue	$	$ 5,000	$ 5,000
Cost of goods sold	0	(3,750)	(3,750)
Gross profit	$ 0	$ 1,250	$ 1,250

Operating expenses:
General & administrative	$ 611,770	$ 236,356	$ 884,621
Consulting fees	36,500	40,967	114,467
Total expenses	$ 648,270	$ 277,323	$ 999,088

Other income:
Interest income	$ 0	$ 23	$ 23
Interest Expense	(12,789)		(15,351)
Abandonment of Farming Operations	(503,533)		(503,533)
Warrants for Debt	(875,000)		(875,000)
Total other income	$ (1,391,322)	$ 23	$ (1,393,861)

Net loss	$ (2,039,592)	$ (276,050)	$ (2,391,699)

Weighted average number of common
shares outstanding- basic	38,402,385	37,256,703

Net loss per share - basic	$ (0.05)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

JA Energy

Statement of Stockholders’ Equity (Deficit)

(Audited)

		Common Stock		Common Stock	Additional Paid-In		Stock Subscription		Deficit Accumulated During	Total
		Shares		Amount	Capital		payable		Development Stage	Equity (Deficit)
Inception	8/26/10	0		$0	$0		$0		$0	$0
Contributed Capital					325					325
Net loss	8/31/10								(2,825)	(2,825)
Balance, August 31, 2010		0		$0	$325		$0		$(2,825)	$(2,500)

Contributed Capital	11/8/12		$		$2,500	$		$		$2,500
Contributed Capital	1/14/11				3,865					3,865
Shares issued to Reshoot Production Company	1/31/11	34,246,703		34,247	(34,247)					-
Contributed Capital	3/1/11				5,000					5,000
Contributed Capital	4/18/11				2,000					2,000
Shares issued for incurring plantation costs	4/21/11	270,000		270	26,730					27,000
Shares Cancelled	5/3/11	(3,400,000)		(3,400)	3,400					-
Shares issued for services	5/4/11	40,000		40	3,960					4,000
Contributed Capital	5/20/11				20,000					20,000
Stock subscription payable	6/15/11						37,500			37,500
Net Loss	8/31/11								(73,232)	(73,232)
Changes during year		31,156,703		$31,157	$33,208		$37,500		$(73,232)	$28,633
Balance, August 31, 2011		31,156,703		$31,157	$33,533		$37,500		$(76,057)	$26,133

Private placement $0.25 per share, 1,500,000 shares issued	9/23/11	1,500,000		$1,500	$36,000		$(37,500)	$		$-
Private placement $0.25 per share, 1,500,000 shares issued	9/23/11	1,500,000		1,500	36,000					37,500
Shares issued for cash pursuant to Reg. S offering	1/10/12	3,000,000		3,000	52,000					55,000
Stock compensation							73,846			73,846
Shares to be issued for seed purchase							3,750			3,750
100,000 Shares issued for $0.50 per share	6/21/12	100,000		100	49,900					50,000
Shares purchased by Director							10,000			10,000
Shares issued for compensation							2,500			2,500
Shares issued for compensation							425			425
Net loss									(276,050)	(276,050)
Changes during year		6,100,000		$6,100	$173,900		$53,021		$(276,050)	$(43,029)
Balance, August 31, 2012		37,256,703		$37,257	$207,433		$90,521		$(352,107)	$(16,896)

20,000 Shares issued for $0.50 per share	10/2/12	20,000		$20	$9,980	$		$		$10,000
Warrants	3/19/13				890,000					890,000
Stock issued for compensation	6/24/13	440,000		440	351,560					352,000
Stock issued for MDU cost	6/24/13	87,682		88	70,057					70,145
Stock issued for compensation	6/24/13	22,000		22	17,578					17,600
Stock issued for accrued MDU cost	6/28/13	36,000		36	28,765					28,801
Stock issued for accrued farming cost	7/1/13	540,000		540	431,460					432,000
Net loss									(2,039,592)	(2,039,592)
Changes during year		1,145,682		$1,146	$1,799,400		$0		$(2,039,592)	$(239,046)
Balance, August 31, 2013		38,402,385		$38,403	$2,006,833		$90,521		$(2,391,699)	$(255,942)

The accompanying notes are an integral part of these financial statements.

JA Energy

Statements of Cash Flows

	Period ended August 31, 2013	Period ended August 31, 2012	From inception (August 26, 2010) to August 31, 2013
OPERATING ACTIVITIES
Net loss	$ (2,039,592)	$ (276,050)	$ (2,391,698)
Adjustment to reconcile net loss to net cash
used by operating activities:
Stock compensation	379,600	84,521	464,121
Warrant expense	875,000		875,000
Abandoned farming operations	432,000		432,000
Depreciation	7,115	1,472	8,587
Decrease (Increase) in
Prepaid expense	7,210	(5,151)	0
Inventory	62,323	(23,973)	0
Deposits	(1,000)	(555)	(3,555)
(Decrease) Increase in
Accounts payable and accrued expense	3,308	26,039	30,900
Accounts payable related party	(250)	(750)	9,550
Net cash applied to operating activities	$ (274,286)	$ (194,447)	$ (575,095)	(3,555)

INVESTING ACTIVITIES
Purchase of fixed asset, MDU	$ (57,908)	$ (59,944)	$ (117,852)
Purchase of fixed asset, vehicle, & equip	(2,030)	(22,122)	(24,152)
Net cash applied to investing activities	$ (59,938)	$ (82,066)	$ (142,004)

FINANCING ACTIVITIES
Proceeds issuance of common stock and contributed capital	$ 0	$152,500	$ 250,690
Proceeds from loan, related party	339,826	105,000	444,826
Payments on loan, related party	0	(6,000)	(6,000)
Proceeds from loan	0	20,000	35,000
Payments on loan	(3,324)	(1,416)	(4,740)
Net cash provided by financing activities	$ 336,502	$ 270,084	$ 719,776

NET INCREASE (DECREASE) IN CASH	$ 2,278	$ (6,429)	$ 2,677
CASH - BEGINNING OF THE PERIOD	399	6,828	0
CASH - END OF THE PERIOD	$ 2,677	399	$ 2,677

SUPPLEMENTAL DISCLOSURES:

Non-cash Transactions
Warrant expense	875,000	0	875,000
Abandonment of farming operations	432,000	0	432,000
Contributed capital with note conversion	15,000	0	15,000
Stock issued for planting cost	0	0	27,000
Stock issued for prepaid services	0	0	4,000
Interest paid	0	2,550	2,550
MDU components	89,946	0	89,946
Stock compensation	379,600	0	464,121

The accompanying notes are an integral part of these financial statements.

JA Energy

Notes to Financial Statements

August 31, 2013

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $2,391,699. The Company has not generated any significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3. Summary of Significant Accounting Policies

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

On October 2, 2012, the Company issued 20,000 shares of its $0.001 par value common stock for $0.50 per share.

On June 24, 2013, the Company issued 462,000 shares of common stock for compensation of $369,600

On June 24, 2013, the Company issued 87,682 shares of common stock for MDU cost of $70,145.

On June 28, 2013 the Company issued 36,000 shares of common stock for a MDU cost $28,800.

On July 1, 2013 the Company issued 540,000 shares of common stock for farming cost $432,000

There have been no other issuances of preferred or common stock.

JA Energy

Notes to Financial Statements

August 31, 2013

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

The Chief Executive Officer loaned to the Company $100,450 during the period ended August 31, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

NOTE 6. Fixed Assets

The Company purchased a 2011 Ford Taurus for $22,122 during the year ended August 31, 2012, and purchased office furniture and equipment for $2,030 for the year ended August 31, 2013. As of August 31, 2013 the construction cost on a prototype Modular Distillation Unit (MDU) is $216,799. The MDU is substantially completed and there will be an additional expenditure to test and complete the unit.

NOTE 7 - – INVENTORY AND ABANDONMENT OF FARMING OPERATIONS

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

During the year ended August 31, 2013, the Company substantially completed the modular distillation unit (MDU), and abandoned the farming operations, resulting in no inventory at August 31, 2013.

The loss from ceasing the farming operation is $503,533.

NOTE 8. Loan Payable

The Company received a loan from US Bank in the amount of $20,000 secured by the 2011 Ford Taurus. The loan is a fully amortized loan with monthly payments of $389 for 60 months.

Period Ended	Principle	Interest	Payments
August 2014	$3,822	$846	$4,668
August 2015	$4,068	$600	$4,668
August 2016	$4,330	$338	$4,668
August 2017	$3,040	$130	$3,170

At August 31, 2013, principal outstanding was $15,260.

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

As of August 31, 2013, the Company had net operating loss carry forwards of $1,138,698 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$ 1,109,185	$ 195,529

Total deferred tax assets	$ 388,215	68,435
Less: valuation allowance	(388,215)	(68,435)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of August 31, 2012 was $388,215, as compared to $68,435 as of August 31, 2012. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2013 and August 31, 2012.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At August 31, 2013, we had an unused net operating loss carryover approximating $1,109,185 that is available to offset future taxable income which expires beginning 2030.

NOTE 10 – Contributed Capital

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

NOTE 11. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 12. Subsequent Events

The Company has evaluated subsequent events through December 12, 2013, the date on which the financial statements were available to be issued.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held
James Lusk	62	President, Chief Executive Officer and Director
Sheldon Rockey	37	Director
Jennifer Roberts	35	Director
Paul Jarrett	31	Director

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

 From 2007 to 2008, Mr. Lusk authored a book entitled "33 Cents a Day the Cost of Good Government."

 From 2004 to 2007, Mr. Lusk developed Test Only Smog Inspection Stations in California under the Service Marked name of Smog Busters.

Biography of Sheldon Rockey, Director

 2002- Present, Mr. Sheldon Rockey is a partner and manager of Rockey Farms LLC located in Center, Colorado.

Biography of Jennifer Roberts, Director

Jennifer Roberts holds Bachelor of Arts degrees in Psychology and Criminal Justice as well as a Master's degree in Social Work. For the last 12 years she has owned and operated A-1 Masonry and Sandblasting, growing the company to one of the largest woman-owned masonry companies on the West Coast.

Biography of Paul Jarrett, Director

A native of Las Vegas, Paul Jarrett has worked in various levels of the Automotive Industry including Sales Management, Financial Services, and Portfolio Lending. His educational background includes a degree in Psychology and Criminal Justice from the University of Nevada, Reno.

2008-Present - Gaudin Automotive Group; Las Vegas, Nevada

2003-2008 - Lithia Automotive; Reno, Nevada

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

Board of Directors

Our board of directors currently consists of four members, Mr. James Lusk, Ms. Jennifer Roberts, Mr. Paul Jarrett. and Mr. Sheldon Rockey. Our directors serve one-year terms.

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

(8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in themanner in which the nominating committee evaluates nominees for director based onwhether the nominee is recommended by a security holder, or found by the board.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended August 31, 2013 and August 31, 2012 for our Chief Executive Officer, who was appointed on August 26, 2010.

JA Energy Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	Sation	Total
Name	Position	Aug. 31,	($)	($)	($)	($)	($)

James Lusk	CEO/Director	2013	-	-	-	40,687	40,687
		2012	-	-	-	21,000	21,000

Sheldon Rockey	Director	2013	-	-	-	-	-
		2012	-	-	-	-	-

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end August 31, 2013 or August 31, 2012.

Outstanding Equity Awards at 2013 Fiscal Year-End

We did not have any outstanding equity awards as of August 31, 2013 or August 31, 2012.

Option Exercises for Fiscal 2013

There were no options exercised by our named executive officers in fiscal 2013 or 2012.

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

Director Compensation

Our directors are paid 10,000 shares of company stock per service quarter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 12, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 12, 2013 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of JA Energy's common stock.

On or about March 19, 2013, the Board approved the authorization to issue Cashless Warrants in lieu of debt. These cashless warrants include 1,000,000 shares of common stock that can be exercised on or before March 19, 2017.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)
James Lusk (2)	12,460,000	32.4%
Sheldon Rockey (3)	810,000	2.1%
Jennifer Roberts (4)	444,000	1.2%
Paul Jarrett (5)	120,000	0.3%

All Directors and Officers as a Group	13,834,000	36.0%

1) Percent of Class is based on 38,402,385 shares issued and outstanding.

2) James Lusk, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

3) Sheldon Rockey, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

4) Jennifer Roberts, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

5) Paul Jarrett, 7495 W. Azure Dr. Suite 110, Las Vegas, NV 89130.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Chief Executive Officer is also our primary shareholder. Our Chief Executive Officer controls 12,460,000 shares of our common stock, or approximately 39.9% of our outstanding common stock.

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

The Chief Executive Officer loaned to the Company $100,450 during the period ended August 31, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

Except as otherwise indicated herein, there have been no related party transactions since our inception, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal year ending August 31, 2013 and De Joya Griffith, LLC served as our principal independent public auditors for the year ended August 31, 2012. Aggregate fees billed to us for the years ended August 31, 2013 and August 31, 2012 for audit fees were as follows:

	For Year Ended August 31,	For the Year Ended August 31
	2013	2012
(1) Audit Fees (1)	$17,500	$11,250
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees	-	-

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our Board of Director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our directors then makes a determination to approve or disapprove the engagement of De Joya Griffith, LLC for the proposed services. In the fiscal year ending August 31, 2012, all fees paid to De Joya Griffith, LLC were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	8/31/10	3.1	09/20/10
3.2	By-laws as currently in effect	S-1	8/31/10	3.2	09/20/10
23.1	Consent of Auditor for financial statements dated August 31, 2013	X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	*

The following materials from this Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language).

1)        Balance Sheets at August 31, 2013 and August 31, 2012.

2)        Statements of Operations for the years ending August 31, 2013, August 31, 2012, and the period from inception to August 31, 2013.

3)        Statement of Stockholders’ Deficit for the period from inception to August 31, 2013.

4)        Statements of Cash Flows for the years ending August 31, 2013, August 31, 2012 and the period from inception to August 31, 2013.

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
Name: James Lusk
Title: President, Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ James Lusk James Lusk	President, Director and Chief Executive Officer, Chief Financial Officer	December 12, 2013

/s/ Jennifer Roberts Jennifer Roberts	Director	December 12, 2013

/s/ Paul Jarrett Paul Jarrett	Director	December 12, 2013