Form 10-Q
period 2013-11-30
JA Energy
filed 2014-01-17
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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

As of November 30, 2013, the registrant’s outstanding common stock consisted of 38,402,385 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2013

PART I - FINANCIAL INFORMATION	3
Item I. Financial Statements	3
a. Statements of Operations (unaudited)	3
b. Balance Sheets (unaudited)	4
c. Statements of Cash Flows (unaudited)	5
d. Notes to Financial Statements	6
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	11
a. Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4T. Controls and Procedures	15
PART II. OTHER INFORMATION	18
Item 1 -- Legal Proceedings	18
Item 1A - Risk Factors	18
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3 -- Defaults Upon Senior Securities	18
Item 4 -- Submission of Matters to a Vote of Security Holders	18
Item 5 -- Other Information	18
Item 6 – Exhibits	18
SIGNATURES	20

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

A JA Energy

(A Development Stage Company)

. Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended	From inception Aug. 26, 2010 to
	Nov. 30, 2013	Nov. 30, 2012	Nov. 30, 2013
Revenue	-	-	5,000
Cost of goods sold	-	-	3,750
Gross profit	-	-	1,250

Operating expenses:
General & administrative	89,054	46,137	973,674
Consulting fees	16,000	8,000	130,467

Total expense	105,054	54,137	1,104,141

Other Income:
Interest income	-	-	23
Interest expense	(5,984)		(21,335)
Abandonment of Farming Operations			(503,533)
Warrants for debt		-	(875,000)
Total other income	(5,984)	-	(1,399,845)

Net (Loss)	(111,038)	(54,137)	(2,502,736)

Weighted average number of common shares outstanding - basic	38,402,385	37,256,703

Net loss per share	$(0.002)	$(0.001)

The accompanying notes are an integral part of these financial statements.

b. JA Energy

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	November 30, 2013	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents		2,677
Deposits	3,555	3,555
Total current assets	3,555	6,232

Fixed assets:
MDU fixed asset	216,851	216,799
Furniture, Fixtures, Equipment and Vehicle, net of accumulated depreciation of $9,486 November 2013, $8,587 August 2013	14,666	15,565
Total fixed assets	231,517	232,364
TOTAL ASSETS	235,072	238,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	53,394	30,902
Accounts payable, related parties	9,550	9,550
Bank overdraft	3,955
Loan payable – current	3,882	3,822
Loan payable - related party	520,826	438,826
Total current liabilities	591,607	483,100

Long term liabilities:
Loan payable - long term	10,445	11,438
Total long term liabilities	10,445	11,438
Total liabilities	602,052	494,538

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	38,402	38,403
authorized, 38,402,385 issued and
outstanding as of 11/30/13 and 8/31/13
Additional paid-in capital	2,006,833	2,006,833
Stock subscription payable	90,521	90,521
Deficit accumulated during development stage	(2,502,736)	(2,391,699)
Total stockholders' equity	(366,980)	(255,942)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,072	$238,596

The accompanying notes are an integral part of these financial statements.

c. JA Energy

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended	From inception Aug. 26, 2010 to
	Nov. 30, 2013	Nov. 30, 2012	Nov. 30, 2013
OPERATING ACTIVITIES
Net Loss	(111,038)	(54,137)	(2,502,736)
Adjustments to reconcile Net Loss
to net cash provided by operating activities:
Stock compensation			464,121
Warrant expense			875,000
Abandoned farming operations			432,000
Depreciation expense	899	736	9,486
Decrease (Increase) in
Deposits		(3,000)	(3,555)
Increase (Decrease) in
Bank Over Draft	3,955	7,488	3,955
Accounts payable and accrued expense	22,492	(22,744)	53,392
Accounts payable related party			9,550
Net cash provided by Operating Activities	(83,692)	(71,657)	(658,787)
INVESTING ACTIVITIES
2011 Ford Taurus		0
Purchase and development of MDU	52	(26,469)	(117,800)
Purchase of fixed assets; vehicle and equipment		(1,380)	(24,152)
Net cash provided by Investing Activities	52	(27,849)	(141,952)
FINANCING ACTIVITIES
Proceeds issuance of common stock and contributed capital			250,690
Proceeds from loan, related party	82,000	100,176	526,826
Payments on loan, related party			(6,000)
Proceeds from other loans			35,000
Payments on other loans	(1,037)	(1,069)	(5,777)
Net cash provided by Financing Activities	80,962	99,107	800,739
Net cash increase for period	(2,677)	(399)	0
Cash at beginning of period	2,677	399	0
Cash at end of period	0	0	0

The accompanying notes are an integral part of these financial statements.

d. Notes to Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2013 audited financial statements filed therewith along with its Form 10-K annual report. Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $2,502,736. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Chief Executive Officer loaned to the Company $82,000 during the period ended November 30, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

NOTE 6 - LOAN PAYABLE

The Company received a loan from US Bank in the amount of $20,000 secured by the 2011 Ford Taurus. The loan is a fully amortized loan with monthly payments of $389 for 60 months.

Period Ended	Principle	Interest	Payments
November 2014	$3,882	$786	$4,668
November 2015	$4,132	$536	$4,668
November 2016	$4,397	$270	$4,668
November 2017	$1,915	$30	$1,945

At November 30, 2013, principal outstanding was $14,326.

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

As of November 30, 2013, the Company had net operating loss carry forwards of $1,249,736 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$ 1,249,736	$ 249,666

Total deferred tax assets	$ 437,408	87,383
Less: valuation allowance	(437,408)	(87,383)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of November 30, 2013 was $437,408, as compared to $87,383 as of November 30, 2012. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2013 and November 30, 2012.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At November 30, 2013, we had an unused net operating loss carryover approximating $1,249,736 that is available to offset future taxable income which expires beginning 2030.

NOTE 9 ABANDONMENT OF FARMING OPERATIONS

During the year ended August 31, 2013, the Company substantially completed the modular distillation unit (MDU), and abandoned the farming operations. The loss from ceasing the farming operation is $503,533.

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

NOTE 12. Subsequent Events

The Company has evaluated subsequent events through January 10, 2014, the date on which the financial statements were available to be issued.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

a. Results of Operations

Revenues

We earned $5,000 in revenues since our inception through November 30, 2013. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado last growing season. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave.

For the three months ending November 30, 2013, we experienced a net loss of $(111,038) as compared to a net loss of $(54,137) for the same period last year. The net loss for the three months ending November 30, 2013 consisted of general and administrative expenses of $89,054, interest expense of 5,984, and consulting fees of $16,000. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the three month period ending November 30, 2013, the Company experienced general and administrative expenses of $89,054 as compared to $54,137 for the same period last year. For the three month period ending November 30, 2013, the Company experienced consulting fees of $16,000 as compared to $8,000 for the same period last year. For the three month period ending November 30, 2013, the Company experienced interest expense of $5,984 as compared to $0 for the same period last year. These expenses represented increased start-up costs as the Company begins its business operations. We anticipate our operating expenses will increase as we build our operations.

Since the Company's inception, on August 26, 2010, the Company had a net loss of $(2,502,736).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of November 30, 2013, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $2,502,736 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Plan of Operation

Management believes, if it can begin selling its MDU in fiscal year 2013-2014, the Company will be able to generate profit during the coming year. Management believes that revenue from MDU sales will most likely exceed any anticipated expenses for the coming year.

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

 JA Energy plans manufacture and sell the Modular Distillation Units (MDU) which will convert blackstrap molasses into ethanol. The Modular Distillation Unit has been designed and a prototype has been built. The Company does not anticipate performing any additional significant MDU research and development under our current plan of operation. The prototype MDU is recorded as an asset on the November 30, 2013 balance sheet, at $ 216,851.

On October 25, 2013 we filed Patent Application Docket No. 0348730-PROV2 for a second-generation Modular Distillation Unit, formally known as “Method of Producing Fuel and Modular Distillation Unit.” The newly designed MDU has significant modifications and additional accessories compared to the previous model. The following is a brief description of each of the design changes:

1. Dual shipping container configuration – The expanded system now requires two 40’X8’ conex boxes to house additional tanks and equipment. The boxes are to be installed side by side with a 36’’ wide by 6’-8’’ tall man opening between the two boxes.

2. Piping and Hoses – Modular piping, valve, and piping racks have been designed to accommodate quicker assembly of the units. Individual racks will be assembled with quick connect hoses, control valves, and pumps then moved into place within the MDU for quick installation.

3. Installation Rails – Steel slide rails are provided on one side and the ceiling of each of the containers. The modular support racks quickly tie into the rails. With the support racks locked in place with the support rails the racks now act as tank support and lockdown.

4. Distiller – The distiller has been reduced in size and volume and provided with 4 cracking towers instead of 3. In addition the tank is now provided with a copper wire mesh screen below the coil, a copper evaporative plate located above the coil, and a stainless steel distribution header. The copper evaporative plate improves the flow of the ethanol production from the distiller tank. The plate has dimples and small 1/16th diameter holes and larger openings below each of the cracking towers. The lid lifting handle has also been improved to where it can be folded out of the way of foot traffic when the lid is closed. The tank lid will also be provided with improved lockdown clamps.

5. Cooling system – A closed loop chilled water system is now a part of the unit. With a small (1 ton) air cooled chiller the closed loop will cool down the cracking towers and tower condensers with more efficiency and controllability. Additionally the system will provided cooling to the pasteurization system as described in item #6. The new cooling system significantly decreases water usage.

6. Water – A pasteurization system has been added which ensures all of the tanks to be free of contamination. Source water provided to the MDU will either flow through a flat plate exchanger or pass through a coil located in the stillage tank to increase the temperature of the water from 65F to 180F at a minimum. Once the water is heated is passed through a filtration system and then cooled back down prior to feeding the fermentation process.

7. Tank cleaning – A control valve has been added at the pasteurization system where 180F water can be diverted to each of the fermentation tanks at 50 gallons at time to sanitize the tanks via rotary unions and spinning spray arms prior to the fermentation process.

8. Rigid piping systems – The closed loop heating system piping has been changed from a conventional sweat fitting system to a pro-fit system which increases assembly time and eliminates leaks due to poor workmanship. The closed loop cooling system will also be a profit system. Pro-fit® is a product of NIBCO.

9. Distiller distribution – The previous MDU was equipped with a 1,000 psi pump that provided fermentation to the misting ring located within the distiller tank. This has been removed and replaced with a standard pressure feed pump and stainless steel header located at one end of the copper evaporative plate.

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

We are developing other energy systems to complement the MDU and the MEG, such as concentrated solar power (CSP) and biodiesel production. Multiple products are now in development and will be systematically brought online as each is ready. These and other systems now in development will require significant research and development as they are brought to market.

Expected purchase or sale of plant and significant equipment

With the exception of Modular Distillation Units, we do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of November 30, 2013, we have three employees total, all full-time. As we gear up for MDU production we will add approximately ten employees. When MEG production begins, that number will grow to as many as twenty.

Liquidity and Capital Resources

As of November 30, 2013 the Company has current assets of $3,555 and current liabilities of $591,607. As of November 30, 2013, the Company’s total assets were $235,072 and total liabilities of $602,052. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 30, 2013, the Company has 38,402,385 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November 25, 2013 and concluded that they will not have a material effect on the financial statements as of November 30, 2013.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on 10-K for the fiscal year ended August 31, 2013 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

No shares were issued in the quarter ended November 30, 2013.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at November 30, 2013 (unaudited), and August 31, 2013 (audited)

(2) Unaudited Statements of Operations for the three-month periods ended November 30, 2013 and 2012, and the period from August 26, 2010 (inception) to November 30, 2013

(3) Unaudited Statements of Cash Flows for the three-month periods ended November 30, 2013 and 2012, and the period from August 26, 2010 (inception) to November 30, 2013.

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

JA Energy Registrant

Date: January 14, 2013	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer