Form 10-Q/A
period 2013-11-30
JA Energy
filed 2014-02-14
CIK 1500242

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

As of February 13, 2014, the registrant’s outstanding common stock consisted of 38,402,385 shares, $0.001 par value.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended November 30, 2013 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on January 17, 2014. We are filing this amendment for the purpose of correcting information with regards to the certification provided in Exhibit 32.1. When the original filing was made, on Exhibit 32.1, we erroneously indicated the date of certification as May 31, 2013, instead of November 30, 2013.

This amended Form 10-Q/A -1 does not attempt to modify or update any other disclosures set forth in the original Form 10-Q except as set forth above. Additionally, this amended Form 10-Q, except as set forth above, speaks as of the filing date of the original Form 10-Q and does not update or discuss any other Company developments after the date of the original filings.

Table of Contents

JA Energy

Index to Form 10-Q/A

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

a. JA Energy

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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q/A contains forward-looking statements. When used in this Quarterly Report on Form 10-Q/A, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q/A, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

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

JA Energy Registrant

Date: February 13, 2013	/s/ James Lusk
Name: James Lusk
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer