Form 10-K/A
period 2013-08-31
JA Energy
filed 2014-02-25
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes o No ☑

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

As of February 24, 2014, there were 38,402,385 shares of common stock, par value $0.001 per share, of the registrant outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A for the year ended August 31, 2013 to amend our Form 10-K originally filed with the U. S. Securities and Exchange Commission on December 13, 2013. We are filing this amendment Form 10-K/A to include the report of our former auditors which is being referred to by our current auditors' "Report of Independent Registered Public Accounting Firm" concerning our audited financials.

This amended Form 10-K/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-K except as set forth above. Additionally, this amended Form 10-K, except as set forth above, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filings.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. When used in this Quarterly Report on Form 10-K/A, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K/A. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

In this form 10-K/A references to "JA Energy", "the Company", "we," "us," and "our" refer to JA Energy.

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

The majority of expenses incurred over the last two years involved costs related to research and development, and improving the efficiencies of the MDU. Now that we are an operating entity rather than a development entity we anticipate the percentage of R&D expense as a portion of total expense to fall as the expense of materials for manufacture rises with production.

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

(b) Holders of Common Stock

As of February 24, 2014, there were approximately one hundred twenty (120) holders of record of our Common Stock.

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

De Joya Griffith

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JA Energy, Inc.

We have audited the accompanying balance sheet of JA Energy, Inc. (A Development Stage Company) (the “Company”) as of August 31, 2012, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended August 31, 2012, and for the period from inception (August 26, 2010) through August 31, 2012. JA Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JA Energy, Inc. (A Development Stage Company) as of August 31, 2012, and the results of its operations, and its cash flows for the year ended August 31, 2012, and for the period from inception (August 26, 2010) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

JA Energy

Statements of Operations

(Audited)

	Year ended August 31, 2013	Year ended August 31, 2012	From inception (August 26, 2010) to August 31, 2013
Revenue	$	$ 5,000	$ 5,000
Cost of goods sold	0	(3,750)	(3,750)
Gross profit	$ 0	$ 1,250	$ 1,250

Operating expenses:
General & administrative	$ 611,770	$ 236,356	$ 884,621
Consulting fees	36,500	40,967	114,467
Total expenses	$ 648,270	$ 277,323	$ 999,088

Other income:
Interest income	$ 0	$ 23	$ 23
Interest Expense	(12,789)		(15,351)
Abandonment of Farming Operations	(503,533)		(503,533)
Warrants for Debt	(875,000)		(875,000)
Total other income	$ (1,391,322)	$ 23	$ (1,393,861)

Net loss	$ (2,039,592)	$ (276,050)	$ (2,391,699)

Weighted average number of common
shares outstanding- basic	38,402,385	37,256,703

Net loss per share – basic	$ (0.05)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

JA Energy

Statement of Stockholders’ Equity (Deficit)

(Audited)

		Common Stock		Common Stock	Additional Paid-In		Stock Subscription		Deficit Accumulated During	Total
		Shares		Amount	Capital		payable		Development Stage	Equity (Deficit)
Inception	8/26/2010	0		$0	$0		$0		$0	$0
Contributed Capital					325					325
Net loss	8/31/2010								(2,825)	(2,825)
Balance, August 31, 2010		0		$0	$325		$0		$(2,825)	$(2,500)

Contributed Capital	11/8/2012		$		$2,500	$		$		$2,500
Contributed Capital	1/14/2011				3,865					3,865
Shares issued to Reshoot Production Company	1/31/2011	34,246,703		34,247	(34,247)					-
Contributed Capital	3/1/2011				5,000					5,000
Contributed Capital	4/18/2011				2,000					2,000
Shares issued for incurring plantation costs	4/21/2011	270,000		270	26,730					27,000
Shares Cancelled	5/3/2011	(3,400,000)		(3,400)	3,400					-
Shares issued for services	5/4/2011	40,000		40	3,960					4,000
Contributed Capital	5/20/2011				20,000					20,000
Stock subscription payable	6/15/2011						37,500			37,500
Net Loss	8/31/2011								(73,232)	(73,232)
Changes during year		31,156,703		$31,157	$33,208		$37,500		$(73,232)	$28,633
Balance, August 31, 2011		31,156,703		$31,157	$33,533		$37,500		$(76,057)	$26,133

Private placement $0.25 per share, 1,500,000 shares issued	9/23/2011	1,500,000		$1,500	$36,000		$(37,500)	$		$-
Private placement $0.25 per share, 1,500,000 shares issued	9/23/2011	1,500,000		1,500	36,000					37,500
Shares issued for cash pursuant to Reg. S offering	1/10/2012	3,000,000		3,000	52,000					55,000
Stock compensation							73,846			73,846
Shares to be issued for seed purchase							3,750			3,750
100,000 Shares issued for $0.50 per share	6/21/2012	100,000		100	49,900					50,000
Shares purchased by Director							10,000			10,000
Shares issued for compensation							2,500			2,500
Shares issued for compensation							425			425
Net loss									(276,050)	(276,050)
Changes during year		6,100,000		$6,100	$173,900		$53,021		$(276,050)	$(43,029)
Balance, August 31, 2012		37,256,703		$37,257	$207,433		$90,521		$(352,107)	$(16,896)

20,000 Shares issued for $0.50 per share	10/2/2012	20,000		$20	$9,980	$		$		$10,000
Warrants	3/19/2013				890,000					890,000
Stock issued for compensation	6/24/2013	440,000		440	351,560					352,000
Stock issued for MDU cost	6/24/2013	87,682		88	70,057					70,145
Stock issued for compensation	6/24/2013	22,000		22	17,578					17,600
Stock issued for accrued MDU cost	6/28/2013	36,000		36	28,765					28,801
Stock issued for accrued farming cost	7/1/2013	540,000		540	431,460					432,000
Net loss									(2,039,592)	(2,039,592)
Changes during year		1,145,682		$1,146	$1,799,400		$0		$(2,039,592)	$(239,046)
Balance, August 31, 2013		38,402,385		$38,403	$2,006,833		$90,521		$(2,391,699)	$(255,942)

The accompanying notes are an integral part of these financial statements.

JA Energy

Statements of Cash Flows

	Period ended August 31, 2013	Period ended August 31, 2012	From inception (August 26, 2010) to August 31, 2013
OPERATING ACTIVITIES
Net loss	$ (2,039,592)	$ (276,050)	$ (2,391,698)
Adjustment to reconcile net loss to net cash
used by operating activities:
Stock compensation	379,600	84,521	464,121
Warrant expense	875,000		875,000
Abandoned farming operations	432,000		432,000
Depreciation	7,115	1,472	8,587
Decrease (Increase) in
Prepaid expense	7,210	(5,151)	0
Inventory	62,323	(23,973)	0
Deposits	(1,000)	(555)	(3,555)
(Decrease) Increase in
Accounts payable and accrued expense	3,308	26,039	30,900
Accounts payable related party	(250)	(750)	9,550
Net cash applied to operating activities	$ (274,286)	$ (194,447)	$ (575,095)

INVESTING ACTIVITIES
Purchase of fixed asset, MDU	$ (57,908)	$ (59,944)	$ (117,852)
Purchase of fixed asset, vehicle, & equip	(2,030)	(22,122)	(24,152)
Net cash applied to investing activities	$ (59,938)	$ (82,066)	$ (142,004)

FINANCING ACTIVITIES
Proceeds issuance of common stock and contributed capital	$ 0	$152,500	$ 250,690
Proceeds from loan, related party	339,826	105,000	444,826
Payments on loan, related party	0	(6,000)	(6,000)
Proceeds from loan	0	20,000	35,000
Payments on loan	(3,324)	(1,416)	(4,740)
Net cash provided by financing activities	$ 336,502	$ 270,084	$ 719,776

NET INCREASE (DECREASE) IN CASH	$ 2,278	$ (6,429)	$ 2,677
CASH - BEGINNING OF THE PERIOD	399	6,828	0
CASH - END OF THE PERIOD	$ 2,677	399	$ 2,677

SUPPLEMENTAL DISCLOSURES:

Non-cash Transactions
Warrant expense	875,000	0	875,000
Abandonment of farming operations	432,000	0	432,000
Contributed capital with note conversion	15,000	0	15,000
Stock issued for planting cost	0	0	27,000
Stock issued for prepaid services	0	0	4,000
Interest paid	0	2,550	2,550
MDU components	89,946	0	89,946
Stock compensation	379,600	0	464,121

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

Notes to Financial Statements

August 31, 2013

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

JA Energy

Notes to Financial Statements

August 31, 2013

NOTE 3. Summary of Significant Accounting Policies (Continued)

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

JA Energy

Notes to Financial Statements

August 31, 2013

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

JA Energy

Notes to Financial Statements

August 31, 2013

NOTE 4 - Stockholders' Deficit (continued)

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

JA Energy

Notes to Financial Statements

August 31, 2013

NOTE 4 - Stockholders' Deficit (continued)

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

JA Energy

Notes to Financial Statements

August 31, 2013

NOTE 4 - Stockholders' Deficit (continued)

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

JA Energy

Notes to Financial Statements

August 31, 2013

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

JA Energy

Notes to Financial Statements

August 31, 2013

NOTE 9. Provision for Income Taxes (continued)

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

JA Energy

Notes to Financial Statements

August 31, 2013

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K/A, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K/A and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

The following materials from this Annual Report on Form 10-K/A for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language).

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

JA Energy Registrant

Date: February 24, 2014	/s/ James Lusk
Name: James Lusk
Title: President, Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ James Lusk James Lusk	President, Director and Chief Executive Officer, Chief Financial Officer	February 24, 2014

/s/ Jennifer Roberts Jennifer Roberts	Director	February 24, 2014

/s/ Paul Jarrett Paul Jarrett	Director	February 24, 2014