Form 10-Q
period 2014-02-28
JA Energy
filed 2014-04-21
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

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

As of April 21, 2014, the registrant’s outstanding common stock consisted of 43,402,385 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2014

PART I - FINANCIAL INFORMATION	3
Item I. Financial Statements	3
a. Statements of Operations (unaudited)	3
b. Balance Sheets (unaudited)	4
c. Statements of Cash Flows (unaudited)	5
d. Notes to Financial Statements	6
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	12
a. Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4T. Controls and Procedures	18
PART II. OTHER INFORMATION	21
Item 1 -- Legal Proceedings	21
Item 1A - Risk Factors	21
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 -- Defaults Upon Senior Securities	21
Item 4 -- Submission of Matters to a Vote of Security Holders	21
Item 5 -- Other Information	21
Item 6 – Exhibits	22
SIGNATURES	23

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

a. JA Energy

(A Development Stage Company)

. Statements of Operations

(Unaudited)

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the six months ended February 28, 2014	For the six months ended February 28, 2013	From August 26, 2010 (inception) to February 28, 2014
Revenue	-	-	-	-	5,000
Cost of goods sold	-	-	-	-	3,750
Gross profit	-	-	-	-	1,250

Expenses:
General & administrative	94,563	41,101	183,742	87,238	1,068,237
Consulting fees	15,700	7,500	31,700	15,500	146,167
Total expense	110,263	48,601	215,442	102,738	1,214,404

Other Income:
Interest income	-	-	-	-	23
Interest expense	(7,626)	-	(13,484)	-	(28,961)
Abandonment of Farming Operations	-	-	-	-	(503,533)
Warrants for debt	-	-	-	-	(875,000)
Total other income	(7,626)	-	(13,484)	-	(1,407,471)

Net (Loss)	(117,889)	(48,601)	(228,926)	(102,738)	(2,620,625)

Weighted average number of common
shares outstanding- basic	38,402,385	37,256,703	38,402,385	37,256,703

Net loss per share	(0.00)	(0.00)	(0.01)	(0.00)

The accompanying notes are an integral part of these financial statements.

b. JA Energy

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	February 28, 2014	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	5,797	2,677
Deposits	3,555	3,555
Total current assets	9,352	6,232

Fixed assets:
MDU fixed asset	217,281	216,799
Furniture, Fixtures, Equipment and Vehicle, net of	13,768	15,565
accumulated depreciation of $10,385 February 2014,
$8,587 August 2013
Total fixed assets	231,049	232,364
TOTAL ASSETS	240,401	238,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	89,754	30,902
Accounts payable, related parties	9,550	9,550
Bank overdraft	260	-
Loan payable – current	3,943	3,822
Loan payable - related party	612,326	438,826
Total current liabilities	715,833	483,100

Long-term liabilities:
Loan payable - long term	9,436	11,438
Total long-term liabilities	9,436	11,438
Total liabilities	725,269	494,538

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	38,403	38,403
authorized, 38,402,385 issued and outstanding
as of 2/28/14 and 8/31/13
Additional paid-in capital	2,006,833	2,006,833
Stock subscription payable	90,521	90,521
Deficit accumulated during development stage	(2,620,625)	(2,391,699)
Total stockholders' equity	(484,868)	(255,942)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$240,401	$238,596

The accompanying notes are an integral part of these financial statements.

c. JA Energy

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the six months ended February 28, 2014	For the six months ended February 28, 2013	From August 26, 2010 (inception) to February 28, 2014
OPERATING ACTIVITIES
Net loss	(228,926)	(102,738)	(2,620,624)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Stock compensation		-	464,121
Warrant expense		-	875,000
Abandoned farming operations		-	432,000
Depreciation expense	1,797	1,472	10,384
Decrease (Increase) in
Deposits		(3,000)	(3,555)
Increase (Decrease) in
Bank Over Draft	260	-	260
Accounts payable and accrued expense	58,852	(17,386)	89,752
Accounts payable related party		-	9,550
Net cash (used) by operating activities	(168,017)	(121,652)	(743,112)

INVESTING ACTIVITIES
2011 Ford Taurus		-
Purchase and development of MDU	(482)	(36,761)	(118,334)
Purchase of fixed assets; vehicle and equipment	-	(1,380)	(24,152)
Net cash (used) by investing activities	(482)	(38,141)	(142,486)

FINANCING ACTIVITIES
Proceeds issuance of common stock and
contributed capital	-	-	250,690
Proceeds from loan, related party	173,500	160,376	618,326
Payments on loan, related party	-	-	(6,000)
Proceeds from other loans	-	6,000	35,000
Payments on other loans	(1,881)	(1,500)	(6,621)
Net cash provided by financing activities	171,619	164,876	891,395

Net cash increase for period	3,120	5,083	5,797
Cash at beginning of period	2,677	399	-
Cash at end of period	5,797	5,482	5,797

The accompanying notes are an integral part of these financial statements.

d. Notes to Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2013 audited financial statements filed therewith along with its Form 10-K annual report. Operating results for the six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $2,620,625. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On April 21, 2011, a director of the Company contributed capital of $2,000 for operating expenses.

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

On May 20, 2011, $20,000 was received for shares to be issued on April 10, 2012.

On September 23, 2011, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $75,000.

On April 10, 2012, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $75,000, of which $20,000 was received on May 20, 2011.

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

Period Ended	Principle	Interest	Payments
February 2015	$3,943	$725	$4,668
February 2016	$4,197	$471	$4,668
February 2017	$4,467	$201	$4,668
February 2018	$772	$6	$778

At February 28, 2014, principal outstanding was $13,379.

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

As of February 28, 2014, the Company had net operating loss carry forwards of $2,620,625 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at February 28, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$ 2,620,625	$ 454,845

Total deferred tax assets	$ 917,219	159,196
Less: valuation allowance	(917,219)	(159,196)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of February 28, 2014 was $917,219, as compared to $159,196 as of February 28, 2013. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2014 and February 28, 2013.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At February 28, 2014, we had an unused net operating loss carryover approximating $2,620,625 that is available to offset future taxable income which expires beginning 2030.

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

NOTE 12. Subsequent Events

On April 10, 2014, pursuant to Section 4(2) of the Securities Act, the Company issued 5,000,000 unregistered restricted shares of common stock to James L. Lusk, CEO of the Company, for his work and knowledge in inventing the MEG (formally known as “Electrical Generation System, Method of Producing Electrical Energy, And Manufacturing An Electrical Generation System”). The 5,000,000 shares were issued in exchange for Patent Application No. 61/909,919, Ref. No. 0348730-PROV3 for the MEG, and such patent was filed on November 27, 2013. The inventors of this Patent have agreed to assign their rights and ownership of this invention to the Company in exchange for these restricted common shares.

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

Results of Operations

Revenues

We earned $5,000 in revenues since our inception through February 28, 2014. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado last growing season. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave.

Expenses

For the three months ending February 28, 2014, we experienced a net loss of $(117,889) as compared to a net loss of $(48,601) for the same period last year. The net loss for the three months ending February 28, 2014 consisted of general and administrative expenses of $94,563, interest expense of 7,626, and consulting fees of $15,700, compared to general and administrative expenses of $41,101, no interest expense and consulting fees of $7,500 for the same period last year.

For the six months ending February 28, 2014, we experienced a net loss of $(228,926) as compared to a net loss of $(102,738) for the same period last year. The net loss for the six months ending February 28, 2014 consisted of general and administrative expenses of $183,742, interest expense of 13,484, and consulting fees of $31,700, as compared to general and administrative expenses of $87,238, no interest and consulting fees of $15,500 for the same period last year.

These expenses represented increased start-up costs as the Company begins its business operations. We anticipate our operating expenses will increase as we build our operations. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Since the Company's inception, on August 26, 2010, the Company had a net loss of $(2,620,625).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of February 28, 2014, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $2,620,625 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

JA Energy plans manufacture and sell the Modular Distillation Units (MDU) which will convert blackstrap molasses into ethanol. The Modular Distillation Unit has been designed and a prototype has been built. The Company does not anticipate performing any additional significant MDU research and development under our current plan of operation. The prototype MDU is recorded as an asset on the February 28, 2014 balance sheet, at $217,281.

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

Significant changes in the number of employees

As of February 28, 2014, we have three employees total, all full-time. As we gear up for MDU production we will add approximately ten employees. When MEG production begins, that number will grow to as many as twenty.

Liquidity and Capital Resources

As of February 28, 2014 the Company has current assets of $9,352 and current liabilities of $715,833. As of February 28, 2014, the Company’s total assets were $240,401 and total liabilities of $725,269. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of February 28, 2014, the Company has 38,402,385 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through February 28, 2014 and concluded that they will not have a material effect on the financial statements as of February 28, 2014.

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

No shares were issued in the quarter ended February 28, 2014.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at February 28, 2014 (unaudited), and August 31, 2013 (audited)

(2) Unaudited Statements of Operations for the three and six month periods ended February 28, 2014 and 2012, and the period from August 26, 2010 (inception) to February 28, 2014

(3) Unaudited Statements of Cash Flows for the six-month periods ended February 28, 2014 and 2013, and the period from August 26, 2010 (inception) to February 28, 2014.

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

JA Energy Registrant

Date: April 21, 2014	/s/ James Lusk_______________________
Name: James Lusk
Its: Principal Executive Officer