Form 10-Q
period 2014-05-31
JA Energy
filed 2014-07-21
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-54236

JA ENERGY

(Exact name of registrant as specified in its charter)

Nevada	27-3349143
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

10800 Alta Drive, Suite 115	89145
(Address of principal executive offices)	(Zip Code)

(702) 629-5154
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

As of July 20, 2014, the registrant’s outstanding common stock consisted of 43,402,385 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2014

PART I - FINANCIAL INFORMATION

JA Energy

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended May 31, 2014	For the three months ended May 31, 2013	For the nine months ended May 31, 2014	For the nine months ended May 31, 2013	From August 26, 2010 (inception) to May 28, 2014
Revenue	$-	$-	$-	$-	$5,000
Cost of goods sold	-	-	-	-	3,750
Gross profit	-	-	-	-	1,250

Expenses:
General & administrative	64,458	64,925	248,200	145,084	$1,132,694
Consulting fees	5,500	11,000	37,200	28,500	151,667
Total expense	69,958	75,925	285,400	173,584	1,284,361

Interest income	-	-	-	-	23
Interest expense	(5,966)	(3,262)	(19,450)	(8,341)	(34,927)
Write-off of intangible assets	(2,250,000)	-	(2,250,000)	-	(2,250,000)
Loss on abandonment of fixed assets	(219,312)	-	(219,312)	-	(219,312)
Abandonment of farming operations	-	(125,533)	-	(125,533)	(503,533)
Warrants issued for debt	-	(875,000)	-	(875,000)	(875,000)
Total other income (expense)	(2,474,278)	(1,003,795)	(2,488,762)	(1,008,874)	(3,882,749)

Net loss	$(2,545,236)	$(1,079,720)	$(2,774,162)	$(1,182,458)	$(5,165,860)

Weighted average number of common
shares outstanding- basic	41,174,124	37,276,703	39,336,451	37,274,359

Net loss per share	$(0.06)	$(0.03)	$(0.07)	$(0.03)

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	May 31, 2014	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$2,677
Deposits	-	3,555
Total current assets	-	6,232

Fixed assets:
MDU fixed asset	-	216,799
Furniture, Fixtures, Equipment and Vehicle, net of	10,838	15,565
accumulated depreciation of $11,284 May 2014,
$8,587 August 2013
Total fixed assets	10,838	232,364
TOTAL ASSETS	$10,838	$238,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	108,228	30,902
Accounts payable, related parties	9,550	9,550
Bank overdraft	947	-
Notes payable	70,000
Loan payable – current	4,005	3,822
Loan payable - related party	589,800	438,826
Total current liabilities	782,531	483,100

Long-term liabilities:
Loan payable - long term	8,411	11,438
Total long-term liabilities	8,411	11,438
Total liabilities	790,942	494,538

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	43,403	38,403
authorized, 43,402,385 and 38,402,385 issued and outstanding as of 5/31/14 and 8/31/13, respectively

Additional paid-in capital	4,251,833	2,006,833
Stock subscription payable	90,521	90,521
Deficit accumulated during development stage	(5,165,860)	(2,391,699)
Total stockholders' equity	(780,104)	(255,942)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$$10,838	$$238,596

The accompanying notes are an integral part of these financial statements.

JA Energy

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

		For the nine months ended May 31, 2014		For the nine months ended May 31, 2013		From August 26, 2010 (inception) to May 31, 2014
OPERATING ACTIVITIES	$		$		$
Net loss		(2,774,162)		(1,182,458)		(5,165,860)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Stock compensation		-		-		464,121
Warrant expense		-		875,000		875,000
Abandoned farming operations		-		54,000		432,000
Write-off of fixed assets		219,311		-		219,311
Write-off of intangible assets		2,250,000		-		2,250,000
Depreciation expense		2,697		4,070		11,284
Decrease (Increase) in
Prepaid expense		-		7,210		-
Inventory		-		63,323		-
Deposits		3,555		(1,000)		-
Increase (Decrease) in
Bank Over Draft		947		-		947
Accounts payable and accrued expense		77,326		(10,030)		108,228
Accounts payable related party		-		(250)		9,550
Net cash (used) by operating activities		(220,326)		(191,135)		(795,419)

INVESTING ACTIVITIES
Purchase and development of MDU		(482)		(41,953)		(118,334)
Purchase of fixed assets; vehicle and equipment		-		(2,030		(24,152)
Net cash (used) by investing activities		(482)		(43,983)		(142,486)

FINANCING ACTIVITIES
Proceeds issuance of common stock and
contributed capital		-		-		250,690
Proceeds from notes payable		70,000				70,000
Related party advances		203,952		239,376		655,380
Payments related party advances		(52,978)		-		(65,580)
Proceeds from other loans		-		-		35,000
Payments on other loans		(2,843)		(2,405)		(7,585)
Net cash provided by financing activities		218,131		236,971		937,905

Net cash increase (decrease)		(2,677)		1,853		-
Cash at beginning of period		2,677		399		-
Cash at end of period		$-		$2,252		$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2013 audited financial statements filed therewith along with its Form 10-K annual report as the interim disclosures generally do not repeat those in the annual statements. Operating results for the nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $5,165,860. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On June 24, 2013, the Company issued 440,000 shares of common stock for compensation of $369,600

On June 24, 2013, the Company issued 87,682 shares of common stock for MDU cost of $70,145.

On June 28, 2013 the Company issued 36,000 shares of common stock for a MDU cost $28,800.

On July 1, 2013 the Company issued 540,000 shares of common stock for farming cost $432,000.

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

As described in Note 14 to these financial statements, subsequent to quarter end the Company issued 1,000,000 shares of preferred shares in exchange for Notes Payable totaling $70,000.

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

The Chief Executive Officer loaned to the Company $199,176, net of repayments, during the quarter ended November 31, 2012. The terms of the loan are due upon demand with an annual interest rate of 5%. The Company paid the balance on the prior officer loan of $1,500 which was non-interest bearing.

The Chief Executive Officer loaned to the Company $25,000 net of repayments, during the quarter ended February 28, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

The Chief Executive Officer loaned to the Company $79,000 net of repayments, during the quarter ended May 31, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

The Chief Executive Officer loaned to the Company $100,450 net of repayments, during the quarter ended August 31, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

The Chief Executive Officer loaned to the Company $82,000 net of repayments, during the quarter ended November 30, 2013. The terms of the loan are due upon demand with an annual interest rate of 5%.

The Chief Executive Officer advance to the Company $91,500 net of repayments, during the quarter ended February 28, 2014.

The Chief Executive Officer advance to the Company $5,452 net of repayments, during the quarter ended May 31, 2014.

As of May 31, 2014, at total of $65,500 in repayment had been made against total loans and advances $655,380. Additionally, as of May 31, 2014, the Company was no longer making interest payments nor accruing interest on any of the loans described above.

NOTE 6 - LOAN PAYABLE

The Company received a loan from US Bank in the amount of $20,000 secured by the 2011 Ford Taurus. The loan is a fully amortized loan with monthly payments of $389 for 60 months.

Period Ended	Principle	Interest	Payments
May 2015	$4,005	$663	$4,668
May 2016	$4,263	$405	$4,668
May 2017	$4,148	$131	$4,279

At May 31, 2014, the principal outstanding on this loan was $12,416.

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

NOTE 8 - PROVISION FOR INCOME TAXES

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

As of May 31, 2014, the Company had net operating loss carry forwards of $1,576,739 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$ 1,576,739	$ 195,535

Total deferred tax assets	551,859	68,437
Less: valuation allowance	(551,859)	(68,437)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of May 31, 2014 was $551,859, as compared to $68,437 as of May 31, 2013. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2014 and May 31, 2013.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At May 31, 2014, we had an unused net operating loss carryover approximating $1,576,739 that is available to offset future taxable income which expires beginning 2030.

NOTE 9 - ABANDONMENT OF FARMING OPERATIONS

During the year ended August 31, 2013, the Company substantially completed the modular distillation unit (MDU), and abandoned the farming operations. The loss from ceasing the farming operation is $503,533.

NOTE 10 - WRITE-OFF OF INTANGIBLE ASSET

As described in Note 4 to these financial statements on April 10, 2014, the Company issued 5,000,000 unregistered restricted shares of common stock to James L. Lusk, the then CEO of the Company, for his work and knowledge in inventing the MEG (formally known as “Electrical Generation System, Method of Producing Electrical Energy, And Manufacturing An Electrical Generation System”). The 5,000,000 shares were issued in exchange for Patent Application No. 61/909,919, Ref. No. 0348730-PROV3 for the MEG, and such patent was filed on November 27, 2013. As a result of this transaction the Company booked Intangible Assets related to the patent applications at a value of $2,250,000 which was the fair market value of the stock issued ($0.45 per share). Subsequent to the issuance of these shares it management decided that the value of the patent applications was indeterminable and, as such wrote the value of the intangible assets to zero and booked a charge of $2,250,000 related to the write-off.

NOTE 11 - WRITE-OFF OF MDU FIXED ASSET

During the quarter ended May 31, 2014, the Company wrote off it MDU demonstration unit resulting in a charge to other expense of $217,281.

NOTE 12 - NOTES PAYABLE

On April 4, 2014, the Company issued a One-year Promissory Note (“the Note”) in the amount of $50,000 to a stockholder. The Note bears interest at 12% percent per annum with interest due each month. In the event that interest is not paid within three days from the time it is due the Note would be considered in default and would be fully due and payable. Additional consideration for the Note included the Chief Executive Officer of the Company giving the note holder his voting proxy for all of the shares he held with the exception of voting on a tender offer or a sale of the Company’s assets. As of May 31, 2014, the Note was in default.

On May 5, 2014, the Company issued a second One-Year Promissory Note (“Second Note) in the amount of $20,000 to the same stockholder noted above. The Second Note was issued with the restriction that the funds be used specifically to pay the Company’s Patent Counsel for fee to finalize certain patent filings and was secured by all patents, and patent applications held by the Company. The Second Note bears interest at 12% percent per annum with interest due each month. In the event that interest in not paid within three days from the time it is due the Second Note would be considered in default and would be fully due and payable.

NOTE 13 - LOANS PAYABLE.

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

NOTE 14 - RECENT ACCOUNTING PRONOUCEMENTS

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 15 - SUBSEQUENT EVENTS

On June 6, 2014, the Company received notices that it was in default of the two Promissory Notes described in Note 11 to these financial statements. Rather than default on the Notes the Company issued 1,000,000 shares of $0.001 par value Voting Preferred Stock in exchange for Notes Payable totaling $70,000. Additionally, the Company agreed to designate with the State of Nevada Secretary of State that each share of preferred carries the voting power of 50 common shares. Finally, the shareholder has agreed to cancel the shares upon full payment of the $50,000 Note, without accrued interest and the sale of five units of the MDU.

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

Corporate History

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over the Counter Bulletin Board. The Company is an operating entity engage in product development and development of intellectual property.

Business Overview

The Company is designing a suite of modular, self-contained, fully automated, climate controlled units for distributed production of energy.

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

The Modular Electric Generator (MEG) uses proven technologies to generate base load electricity to supply local energy needs. Patent Application No. 61/909,919, Ref. No. 0348730-PROV3 for the MEG, formally known as “Electrical Generation System, Method of Producing Electrical Energy, And Manufacturing and Electrical Generation System” was filed on November 27, 2013. Stated simply, the MEG consists of a single heating unit that fires a bank of five heat differential engines, each capable of driving a 10kW generator. Each unit is housed in a standard 20’ shipping container that includes an onboard chiller to increase efficiency. MEGs can be deployed singly to produce 50kW of power or in series where more capacity is needed, producing energy in multiples of 50kW. The MEG is quiet enough to place next to a hotel, and environmentally clean enough to operate even inside a building. It can be powered by a wide variety of fuels, making it usable in both developed and developing countries.

Management is currently seeking new business opportunities referred by various sources, including its officer/director, professional advisors, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek businesses from all known sources, but will rely principally on personal contacts of the officer/director and his affiliates, as well as indirect associations between him and other business and professional people.

We will not restrict our search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. It may participate in a newly organized business venture. On the other hand, we may select a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value for JA Energy.

The period within which we may participate in a business on completion of this offering cannot be predicted and will depend on circumstances beyond our control, including the availability of businesses, the time required to complete our investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for our participation, and other circumstances. It is anticipated that the analysis of specific proposals and the selection of a business will take several months.

It is possible that we may propose to acquire a business in the development stage. A business is in the development stage if it is devoting most of its efforts to establishing a new business, and planned principal operations have either not commenced or not yet resulted in significant revenues.

As of the date of this report all further development of product has ceased while the Company files for patents to protect its inventions.

Results of Operations

Revenues

We earned $5,000 in revenues since our inception through May 31, 2014. These revenues represent the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado last growing season. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave.

Expenses

For the three months ending May 31, 2014, we experienced a net loss of $2,545,363. The net loss consisted of general and administrative expenses of $64,458, interest expense of $5,966, and consulting fees of $5,500. Additionally the Company wrote off $2,250,000 of intangible assets and $219,312 of fixed asset. This compares to a net loss of $1,079,720 for the same period last year. The net loss consisted of general and administrative expenses of $64,925, interest expense of $3,262 and consulting fees of $11,000. Additionally, the Company recognized $875,000 in expense related to the issuance of warrants to purchase common stock and expense to the abandonment of farming operations of $125,533.

For the nine months ending May 31, 2014, we experienced a net loss of $2,774,162. The net loss consisted of general and administrative expenses of $248,200, interest expense of $19,450, and consulting fees of $37,200. Additionally the Company wrote off $2,250,000 of intangible assets and $219,312 of fixed asset. This compares to a net loss of $1,182,458 for the same period last year. The net loss consisted of general and administrative expenses of $145,084, interest expense of $8,341 and consulting fees of $28,500. Additionally, the Company recognized $875,000 in expense related to the issuance of warrants to purchase common stock and expense to the abandonment of farming operations of $125,533.

Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Since the Company's inception, on August 26, 2010, the Company had a net loss of $5,165,860

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of May 31, 2014, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $5,165,860 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As of May 31, 2014 the Company has no cash, no current assets and current liabilities of $782,531. As of May 31, 2014, the Company’s total assets were $10,838 and total liabilities of $790,942.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all. Currently, the Company has ceased most operations with the exception of certain aspects of its product development and protecting its intellectual property.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through May 31, 2014 and concluded that they will not have a material effect on the financial statements as of May 31, 2014.

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

Item 3 -- Defaults Upon Senior Securities

On April 4, 2014, the Company issued a One-year Promissory Note (“the Note”) in the amount of $50,000 to a stockholder. The Note bears interest at 12% percent per annum with interest due each month. In the event that interest is not paid within three days from the time it is due the Note would be considered in default and would be fully due and payable. Additional consideration for the Note included the Chief Executive Officer of the Company giving the note holder his voting proxy for all of the shares he held with the exception of voting on a tender offer or a sale of the Company’s assets. As of May 31, 2014, the Note was in default.

Item 4 -- Submission of Matters to a Vote of Security Holders

On May 3, 2014, the majority of shareholders JA Energy, Inc. (the “Company” or the “Registrant”) as authorized by Section 78.320 of the Nevada Revised Statutes, ("Nevada Law") called a special meeting of the shareholders. This Section provides that the written consent of the holders of outstanding shares of voting capital stock, having not less than the minimum number of votes which would be necessary to authorize or take the action at a meeting at which all shares entitled to vote on a matter were present and voted, may be substituted for the special meeting.

Further, pursuant to the Company’s By-laws, Article II (12) states “any annual or special meeting of shareholders may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action."

At this special meeting, the majority of the shareholders voted to remove James L. Lusk as a director of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2014

/s/ Barry Hall

Name: Barry Hall

Title: Chief Executive Officer and Chief

Financial Officer

(Principal Executive Officer and Principal Accounting Officer)