Form 10-K
period 2014-08-31
JA Energy
filed 2014-12-15
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2014

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53164

Your Event, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	26-1375322
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA	90254
(Address of principal executive offices)	(Zip Code)

310-698-0728

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Large accelerated filer	o	Accelerated filer ☐
Non-accelerated filer	o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 18, 2014, computed by reference to the last sale of $0.20 per-share price quoted on the OTC QB was $368,000.

As of December 15, 2014, there were 24,243,835 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

•         inability to identify marketing approaches;

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

In this form 10-K references to "Your Event", "the Company", "we", "us", and "our" refer to Your Event, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Your Event, Inc., 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254.

PART I

ITEM 1. BUSINESS

History and Organization

At the Company’s inception, Your Event, Inc. focused on becoming an event planning company. Its goal included the planning of corporate events such as conventions, business conferences, and product launches, as well as social events such as weddings, reunions, and anniversaries, and develop and implement a marketing and sales program to sell these event planning services.

Your Event’s management has strategically changed the Company’s business focus. The company has positioned itself to sell and market products under a well-known licensed brand, specifically, Hello Kitty. Your Event signed a Distribution Agreement with Sanrio as their exclusive wholesaler and distributor of Hello Kitty apparel and hard goods that will be sold through 27 of the 30 the Major League Baseball ("MLB") teams. The products will be available for sale in each of the baseball park's gift stores and through the Major League Baseball's website. The co-branded products are to be approved and manufactured by Sanrio. Sales of such products are limited to the following retail channels:

a)      Retail stores on the premise of "MLB" ballparks;

b)      Retail stores owned by and directly controlled by MLB;

c)      Online stores directly operated by MLB

Our website is: http://yevn.us

Our Mission

“Our mission is to build a multi-generational fan base.” Our mission is accomplished by assisting professional sports teams in acquiring fans from the younger generation. As these younger fans develop a loyalty to the team, it is anticipated that these young fans eventually pass their team-specific enthusiasm to their children and grandchildren.

Our Business

We plan to market and sell Hello Kitty apparel and merchandise at a wide range of retail sales prices. Our Hello Kitty apparel products consist of:

•         T-Shirts

•         Outerwear

•         Fleece Jackets

•         Adjustable Baseball Caps (baseball caps that are sized, fitted and adjustable)

We also plan to market and sell Hello Kitty hard goods that consist of:

•         tote bags

•         coin purses

•         cell phone covers

•         pins

•         ball point pens

•         eyeglass frames

•         plush seat cushions

•         plush dolls

•         keychains

•         stickers, all with the Hello Kitty likenesses.

Manufacturing and Sourcing

We arrange for the production of products from independent manufacturers located primarily in Shenzen and Shanghai, China.

Our headquarters in California provide the liaison offices with production orders stating the quantity, quality, delivery time and types of products to be produced. We assist in the negotiation and placement of orders with manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, quality, availability of production capacity, pricing and ability to meet changing production requirements.

The manufacture of the substantial majority of our products is performed manually. A pattern is used in cutting fabric to panels that are assembled in the factory. All sub-materials are also added at this time. The products are inspected throughout this process to insure that the design and quality specifications of the order are being maintained as the garment is assembled. After pressing, cleaning and final inspection, the product is labeled and ready for shipment.

Our company is solely responsible for all matters pertaining to the conceptual design and development of all merchandise co-branded between Hello Kitty Merchandise and Major League Baseball, however the final approvals on these designs and products lies with Major League Baseball and Sanrio, the Licensors.

As is customary, we have not entered into any long-term contractual arrangements with any vendor or manufacturer. We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. We believe that alternative foreign manufacturers are readily available.

A majority of all finished goods manufactured for us is drop-shipped to our customers and/or distribution facilities or to designated third party facilities for final inspection and allocation. The goods are delivered to our customers by independent shippers. We choose the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and timing considerations.

Our Pricing Plan

We plan to market our products at multiple price points allowing us to provide products to a broad range of consumers. As a result of our broad distribution platform, we are a licensee and supplier of a premier branded name product. Our strategy is to seek sports licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

Marketing and Sales Plan

The Company's Marketing and Sales Plan produces three main revenue sources that include:

1. Retail Stores on the Premise of MLB Ballparks Owned by and Directly Controlled by MLB.

Our products are sold primarily in sports stores, which are owned, operated and located in the Major League Baseball stadiums located in the United States and Canada. For this reason, our sales are seasonable, whereby they increase during the regular baseball season, and decrease during the off-season.

2. Premium Giveaway Events & Other Special Promotions.

During the regular baseball season, we organize premium giveaway events with MLB. For example, we organized at the Dodger Stadium, Los Angeles, CA, a Hello Kitty bobble head giveaway event and a Hello Kitty travel mug giveaway for a particular game. We also had Hello Kitty Day at AT&T Park in San Francisco. These events are an integrated part of our marketing effort to raise awareness of Hello Kitty with MLB fans, and to establish our brand identity. We are also planning on selling limited edition products. The main goal of special edition items is to create a brand loyalty in the market and generate consumer awareness for our brand.

3. Online Stores Directly Operated by MLB (MLB.com)

An e-commerce MLB website overcomes geographical limitations. It also allows us to gain new customers with search engine visibility. MLB is one of the most successful brands in the world. MLB.com makes it possible for us to reach thousands of Hello Kitty/MLB fans. This distribution channel is another revenue source for the Company. In addition to MLB.com, we are looking into other online stores to sell our items.

Seasonality

The retail sales of our products are seasonal in nature. Sales of sports apparel constitute a significant portion of our sales. Since our primary customers will consist of major league baseball teams, we expect during the off-season, we will generate limited revenues as compared to when the baseball season is in session

Competition

We have numerous competitors with respect to the sale of our products, including distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Some of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. In addition, many of these competitors have significantly greater experience than we do in their respective fields. We also compete with vertically integrated manufacturers that also own retail stores. Our retail business competes against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks, patents, or other intellectual property.

We plan to rely on trade secrets, technical know-how, and on-going design development to build and maintain our competitive position. We will take security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to any third parties. These agreements also generally provide that any designs or product development conceived by the individual in the course of rendering services to us shall be our exclusive property.

Research and Development Activities and Costs

Research and Development activities are no applicable to our business model.

Effect of Government Regulation on Business

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations.

Employees

The Company has four employees and eight Directors, two of whom are also Officers of the Company. Our Officers perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

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

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. We have limited historical financial information upon which you may evaluate our performance.

We have a limited history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered by a development stage company. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, that are in our early stages of development. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

2. As we have recognized LIMITED revenues since our inception, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Form 10-K have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended August 31, 2014. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. If we plan to seek additional funds through private placements of our common stock, you may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues to cover our costs or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

 3. The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We will be dependent on sales of licensed product for a substantial portion of our revenues. In order to maintain our licensing agreements we need to make periodic payments and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products. If we do not satisfy these requirements, a licensor usually will have the right to terminate our license. Even if we comply with all the terms of a license agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

4. Our success is dependent on the strategies and reputation of our licensors

Our business strategy is to offer our products on a multiple price point basis. As a part of this strategy, we licensed the names and brands of a recognized company and designer. In entering into this license agreement, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as licensed products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

5. We have significant customer concentration, and the loss of one of our large customers could adversely affect our business.

We expect the MLB teams to be our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

6. The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a material adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear, and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects may affect consumer-spending habits and could have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has, at times, caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

7. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins.

The apparel business is highly competitive. We have numerous competitors with respect to the sale of apparel, including distributors that import apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated apparel manufacturers that also own retail stores. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

8. Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands.

Fluctuations in the price, availability and quality of raw materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. Raw materials are vulnerable to adverse climate conditions, animal diseases and natural disasters that can affect the supply and price of raw materials. We may not be able to pass on all or any portion of higher material prices to our customers. Any raw material price increase or increase in costs related to the transport of our products (primarily petroleum costs) could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices, favorable sourcing agreements or new manufacturing technologies (which enable manufacturers to produce goods on a more cost-effective basis) we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

9. Our business is highly seasonal and our results of operations will most likely suffer during the baseball off-season.

Retail sales of baseball apparel have traditionally been seasonal in nature. Sales of baseball apparel and hard good will constitute a significant portion of our sales. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, competitive factors, weather and general economic conditions.

10. If new legislation restricting the importation or increasing the cost of textiles and apparel produced abroad is enacted, our business could be adversely affected.

Legislation that would restrict the importation or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. The enactment of new legislation or international trade regulation, or executive action affecting international textile or trade agreements, could adversely affect our business. International trade agreements that can provide for tariffs and/or quotas can increase the cost and limit the amount of product that can be imported.

China’s accession agreement for membership in the World Trade Organization provides that member countries, including the United States, may impose safeguard quotas on specific products. We are unable to assess the potential for future action by the United States government with respect to any product category in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Future action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

11. The effects of war, acts of terrorism or natural disasters could adversely affect our business and results of operations.

The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States economy. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. In addition, these types of events could result in increases in energy prices or a fuel shortage, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

12. Our management controls a large block of our common stock that will allow them to control the Company.

As of December 15, 2014, our officers and directors owned approximately 38% of our outstanding common stock. As a result, our officers/directors, along with the few of the major shareholders, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)      election of our board of directors;

b)      removal of any of our directors;

c)      amendment of our Articles of Incorporation or bylaws; and

d)     adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our officers and directors have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company’s common stock and will have minority voting rights. Investors will not have the ability to control either a vote of the Company’s Shareholders or Board of Directors.

RISK FACTORS RELATING TO OUR COMMON STOCK

13. ALTHOUGH OUR STOCK IS QUOTED ON THE OTC QB, A LIMITED trading market HAS DEVELOPED FOR OUR STOCK AND purchasers of our securities may have difficulty selling their shares.

Although our stock is quoted on the OTC QB, few trades in our stock have taken place, to-date, and an active trading market in our securities may not develop, or if developed, may not be sustained. If no active market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if no trading develops, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

14. Future sales of shares by existing Controlling stockholders could cause our stock price to decline. FURTHER, Certain shares of our common stock are restricted from immediate resale.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 15, 2014, we have 24,243,835 common shares issued and outstanding. Our officers/directors own 9,770,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

The 9,770,000 shares of common stock, owned by our officers/directors are restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

15. We have never declared dividends on our common stock and do not plan to do so in the foreseeable future.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

16. Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

17. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of August 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

18. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company’s stock is currently quoted on the OTC QB with limited trading activity to date; therefore, the stock will has a trading price of less than $5.00 per share and is subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently leasing office space located at 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254. Management believes that its current leased facilities are adequate for its current needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on March 31, 2014. At the Meeting, the shareholders: 1) approved the election of eight directors; 2) approved the 2014 stock option plan; 3) ratified the appointment of our independent registered public accounting firm; and 4) provided approval for an advisory vote on the Company's Executive Compensation Plan.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Your Event Common Stock, $0.001 par value, is quoted on the OTC QB under the stock symbol: YEVN.

There are limited trades of the Company’s stock, there are no assurances that an active market will ever develop for the Company's stock.

Year ended August 31, 2014	High	Low
First Quarter	$0.90	$0.30
Second Quarter	$0.90	$0.70
Third Quarter	$0.70	$0.70
Fourth Quarter	$0.70	$0.41

Year ended August 31, 2013	High	Low
First Quarter	$0.19	$0.13
Second Quarter	$0.20	$0.20
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.30	$0.20

(b) Holders of Common Stock

As of December 15, 2014, there were approximately fifty (50) holders of record of our Common Stock and 23,243,835 shares issued and outstanding.

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

(e) Recent Sales of Unregistered Securities

On or about December 4, 2013, the Company issued 1,000,000 restricted common shares to a consultant for services. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The consultant has a long-term pre-existing business relationship with the Company. We did not engage in any form of general solicitation or general advertising in connection with this transaction. The consultant was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. These securities were acquired for investment and not with a view toward distribution. The consultant understood the ramifications of his actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2014 or August 31, 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Results of Operations for the fiscal year ended August 31, 2014

For the fiscal year ending August 31, 2014, the Company has generated $1,290,972 in revenues as compared to $138,563 for the same period last year. The increase in revenues was due to an increase in distribution of its licensed products at the major league baseball parks.

During the fiscal year ended August 31, 2014, the Company had $121,842 in cash, prepaid expense of $3,293, accounts receivable of $314,914, inventory of $1,582,694, advance payment of 190, and deposits of $3,792 for total current assets of $2,026,725 as compared to cash of $101,484 accounts receivable of $6,764, inventory of $138,563, and deposits of $4,322 for total current assets of $337,627 for total current assets of $337,627 for the year ended August 31, 2013.

During the fiscal year ended August 31, 2014, the Company had total operating expenses of $2,153,960, as compared to total operating expenses of $1,936,027 for the same period last year. The increase in expenses represented accounting fees of $51,580, advertising fees of $140,361, general and administrative expenses of $1,845,414, and general and administrative expenses - related party of $116,605. The net loss for the fiscal ended August 31, 2014 was $(1,657,836) or $(0.07) per share as compared to a net loss of $(1,937,164) or $(0.17) per share for the same period last year. The Company’s net and operating expenses increased based on building its infrastructure and distribution of its products.

The Company used net cash in operations of $843,738 and $662,936 during the twelve month period ended August 31, 2014 and the period from inception to August 31, 2014, respectively; used net cash in investing activities of $123,489 and 298,802 during the twelve month period ended August 31, 2014; and the period from inception to August 31, 2014, respectively; and generated cash of $987,585 and $935,234 from financing activities during the twelve month period ended August 31, 2014 and the period from inception to August 31, 2014, respectively. The funds generated from financing activities were from related party financing, advances from an office, from a former stockholder and a bank loan.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. There are no assurances additional capital will be available to the Company on acceptable terms.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future funding might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

The Company experienced operating losses of $(4,222,621) since its inception on October 30, 2007 through the period ended August 31, 2014. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

Liquidity and Capital Resources

As of August 31, 2014, the Company had total current assets of $2,026,725, total current liabilities of $3,206,866. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to further the Company's business plan.

Future Financings

We anticipate continuing to rely on loans from one of our officers and/or equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not plan any product research nor development, based on our current business operations.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 15, 2014, we had four employees and two officers. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

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

Seale & Beers, CPAs

Certified Public Accountants

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Your Event, Inc.

We have audited the accompanying balance sheets of Your Event, Inc. as of August 31, 2013 and August 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2014. Your Event, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 11 to the accompanying consolidated financial statements, Your Event, Inc. has restated its financial statements for the year ended August 31, 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Event, Inc. as of August 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at August 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 15, 2014

8250 W Charleston Blvd, Suite 100 - Las Vegas, NV 89117

Phone: (888)727-8251 Fax: (888)782-2351

Your Event, Inc.

Consolidated Balance Sheets

	August 31, 2014	August 31, 2013 (Restated)
ASSETS
Current assets:
Cash	$ 121,842	$ 101,484
Prepaid expense	3,293	6,764
Accounts receivable	314,914	138,563
Inventory	1,582,694	86,494
Advance payment	190	-
Deposits	3,792	4,322
Total current assets	2,026,725	337,627

Fixed assets:
Intangible asset, net accumulated depreciation
of $4,095	5,332	3,571
Furniture and equipment, net
accumulated depreciation of $50,454	122,408	48,554
Total fixed assets	127,740	52,125
TOTAL ASSETS	$ 2,154,465	$ 389,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 2,185,741	$ 208,711
Loan payable	12,656	13,176
Loan payable-related party	1,000,000	-
Interest payable	8,469	-
Total current liabilities	3,206,866	221,887

Long-term liabilities:
Loan payable	8,438	20,333
Total long-term liabilities	8,438	20,333
Total liabilities	3,215,304	242,220

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	24,244	23,244
authorized, 24,243,835 and 23,243,835 issued and
outstanding as of 8/31/14 and 8/31/13,
respectively
Additional paid-in capital	3,137,538	2,689,073
Deficit accumulated during development stage	(4,222,621)	(2,564,785)
Total stockholders' equity	(1,060,839)	147,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,154,465	$ 389,752

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Consolidated Statements of Operations

	For the year ended August 31, 2014	For the year ended August 31, 2013 (Restated)
Revenue	$ 1,290,972	$ 138,563
Cost of goods sold	783,414	76,032
Gross profit	507,558	62,531

Expenses:
Accounting fees	51,580	40,056
Advertising	140,361	6,000
General and administrative	1,845,414	1,816,413
General and administrative - related party	116,605	73,558
Total operating expenses	2,153,960	1,936,027

Other income and expenses:
Foreign exchange gain/(loss)	(2,314)	68,935
Interest income/(expense)	(9,120)	(7,568)
(Loss) on investment	-	(125,035)
Total other expenses	(11,434)	(63,668)

Net (Loss)	$ (1,657,836)	$ (1,937,164)

Weighted average number of common
shares outstanding- basic	23,986,301	11,562,761

Net loss per share	$ (0.07)	$ (0.17)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance, August 31, 2012	-	-	11,000,000	11,000	124,750	(627,621)	(491,871)

April 30, 2013, shares issued for debt conversion	-	-	1,360,000	1,360	270,640	-	272,000

July 31, 2013, shares issued pursuant to Reg. S offering	-	-	500,000	500	99,500	-	100,000

August 30, 2013, shares issued for debt conversion (restated)	-	-	6,000,000	6,000	94,710	-	100,710

August 30, 2013, shares issued for debt conversion	-	-	4,383,835	4,384	2,099,473	-	2,103,857

Net (loss) (restated)	-	-	-	-	-	(1,937,164)	(1,937,164)

Balance, August 31, 2013 (restated)	-	-	23,243,835	23,244	2,689,073	(2,564,785)	147,532

December 4, 2013, shares issued pursuant to consulting agreement	-	-	1,000,000	1,000	199,000	-	200000

Amortization of prepaid stock compensation					249,465		249,465

Net (loss)	-	-	-	-	-	(1,657,836)	(1,657,836)

Balance, August 31, 2014	-	-	24,243,835	24,244	3,137,538	(4,222,621)	(1,060,839)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Consolidated Statements of Cash Flows

	For the year ended August 31, 2014	For the year ended August 31, 2013 (Restated)
OPERATING ACTIVITIES
Net loss	$ (1,657,836)	$ (1,937,164)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amotization	47,874	6,677
Amortization of prepaid stock compensation	249,465	118,486
Common stock issued for services	200,000	1,209,314
Foreign exchange gain	70	(69,400)
Changes in operating assets:
Decrease (increase) in accounts receivable	(176,351)	(110,767)
Decrease (increase) in deposits	530	(86,494)
Decrease (increase) in inventory	(1,496,201)	(4,322)
Decrease (increase) in advance payment	8,203	-
Decrease (increase) in prepaid expense	3,472	-
Changes in operating liabilities:
Increase (decrease) in accounts payable	1,968,567	203,546
Increase (decrease) in accounts payable-	-	-
related party
Increase (decrease) in accrued interest payable	8,469	7,188
Net cash (used) by operating activities	(843,738)	(662,936)

INVESTING ACTIVITIES
Purchase of intangible assets	(4,808)	(4,619)
Purchase of fixed assets	(118,681)	(54,183)
Repurchase of treasury stock	-	(240,000)
Net cash (used) by investing activities	(123,489)	(298,802)

FINANCING ACTIVITIES
Proceeds from due to former stockholder	1,000,000	-
Repayments for due to former stockholder	-	(51,733)
Proceeds from due to officer	-	862,226
Repayments for due to officer	-	(8,768)
Proceeds from notes payable	-	40,000
Repayments of notes payable	(12,415)	(6,491)
Proceeds from sale of common stock	-	100,000
Contribution to capital	-	-
Net cash provided by financing activities	987,585	935,234

NET INCREASE IN CASH	20,358	(26,504)
CASH - BEGINNING OF THE PERIOD	101,484	127,988
CASH - END OF THE PERIOD	$ 121,842	$ 101,484

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Stock payable	-	-
Non-cash transactions:
Amortization of prepaid stock compensation	249,465	118,486
Stock issued for repayment of debt	-	272,000

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Consolidated Notes to Financial Statements

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Your Event, Inc. (the "Company") was incorporated under the laws of the state of Nevada on October 30, 2007. The Company was organized to conduct any lawful business. The company entered into a Distribution Agreement with Sanrio, a Japanese company, as their exclusive wholesaler and distributor of Hello Kitty apparel and hard goods that will be sold through a licensing agreement with the Major League Baseball ("MLB") teams, initially in California. The co-branded products are to be approved by MLB and Sanrio, then manufactured by Sanrio.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue and Cost Recognition

The Company recognizes revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Inventory

The Company is a wholesaler/distributor that receives orders from clients and then places the order needed from the factory supplier. Merchandise is then shipped directly from the factory supplier to the client. A portion of the orders are purchased directly by the client upon delivery, with the remainder on consignment. Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales.

Fixed Assets

Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

Acquisition Costs

Costs incurred to acquire new businesses, new product lines or similar assets are expensed when incurred.

Your Event, Inc.

Consolidated Notes to Financial Statements

Earnings per Share

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net loss per share is as follows:

	Year ended August 31,
	2014	2013
Net loss	$ (1,657,836)	$ (1,937,164)
Weighted average common shares	23,986,301	11,562,761
Basic loss per share	$ (0.07)	$ (0.17)

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the years ended August 31, 2014 and 2013.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end

The Company has selected August 31 as its year-end.

Advertising

Advertising is expensed when incurred. Advertising expenses of $140,361 were incurred during the year ended August 31, 2014, as compared to $6,000 for the year ended August 31, 2013.

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

Your Event, Inc.

Consolidated Notes to Financial Statements

Reclassification

Certain amounts included in the prior financial statements have been reclassified to conform to the current presentation.  The reclassifications have no effect on total assets, total liabilities, stockholders’ equity (deficit), or net loss as previously reported.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(4,222,621). The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4. STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock and up to 70,000,000 shares of $0.001 par value common stock.

Preferred Stock

There are no issued shares of preferred stock as of August 31, 2014 and 2013.

Your Event, Inc.

Consolidated Notes to Financial Statements

NOTE 4. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Common Stock

On October 30, 2007 (inception), the Company issued 10,000,000 shares of its $0.001 par value common stock to its founders for $10,000.

The Company filed a registration statement with the U. S. Securities and Exchange Commission. The registration was deemed effective on April 10, 2008. The Company coordinated the registration with the Securities Division of the State of Nevada. When the offering was closed on June 30, 2008, 1,000,000 shares of the Company's 0.001 par value common stock were sold to twenty-nine (29) investors at a price of $0.005 per share pursuant to a self-underwritten offering in conjunction with the registered offering for an aggregate of $5,000.00.

An officer of the Company loaned the Company $979,275. In December 2012, $739,375 of this debt was converted into a Convertible Note due and payable on December 31, 2014. The $240,000 difference in loans were converted under a separate arrangement. Interest on the unpaid principal balance of this Note shall be calculated at the rate of one point five percent (1.5%) per annum with accrued and unpaid interest being payable on the Maturity Date. The Note Holder may elect to convert all or part of the principal of this Convertible Note and any accrued and unpaid interest at any time before December 31, 2014. The conversion price shall be at a price of $0.20 per unregistered restricted common share. The Company has analyzed the Convertible Note for a beneficial conversion feature and found that no beneficial conversion feature should be recognized, as both the stock price on the commitment date and the conversion price are the same.

On April 30, 2013, the Board authorized the conversion of $270,561.34 principal debt and $1,438.66 interest to 1,360,000 restricted common shares of the Company. In addition, the sum of $1,062.35, representing the outstanding interest owed on the December 2012 notes, was paid.

On July 31, 2013 the Company issued 500,000 unregistered restricted stock to one shareholder pursuant to a Regulation S offering for cash of $100,000.

On August 2, 2013 the Company underwent a change of control of ownership whereby the existing controlling shareholders collectively sold their ownership of 5,868,993 restricted common shares to an unaffiliated shareholder, in a private transaction, that amounted to $1,173,798.60.

On August 30, 2013, Your Event, Inc. (the “Company” or the “Registrant”) issued 6,000,000 unregistered restricted shares of common stock to three shareholders of Infinity Holdings, a Japanese Company, to satisfy a debt obligation between the Company and Infinity Holdings. On March 20, 2013, the Corporation entered into a Business Consulting Agreement with Infinity Holdings, a Japanese company. Pursuant to the terms of the Agreement the Corporation is obligated to pay Infinity One Million Two Hundred Thousand ($1,200,000) Dollars. Infinity Holdings agreed to take this payment in the form of stock in the Corporation. The Board of Directors approved the issuance of 6,000,000 restricted shares to satisfy this obligation with Infinity Holdings.

Your Event, Inc.

Consolidated Notes to Financial Statements

NOTE 4. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Further to this agreement, Infinity Holdings has a stock option to purchase 2,000,000 restricted shares of common stock at an exercise price of $1.00 per share at any time during the five years from the date of execution of the agreement. The Company has used Black-Scholes calculations, with inputs as follows:

Stock Volatility at 80%

Exercise Price at $1.00

Market Price at $0.20

On August 30, 2013, the Company issued 2,020,000 unregistered restricted shares of common stock to Gaku Uehara in exchange for the forgiveness of a $468,713 debt the Company owed to Mr. Uehara. Mr. Uehara has agreed to tender the original note, marked paid and satisfied, upon the issuance of Company's shares.

On August 30, 2013, the Company issued 2,363,835 unregistered restricted shares of common stock to satisfy a debt obligation of $472,767 between the Company and Infinity Holdings. The debt holder agreed to tender their original note, marked paid and satisfied, upon the issuance of Your Event shares.

On March 20, 2013, the Company entered into an agreement with Infinity Holdings as Consultant, whereby Infinity Holdings would be entitled to receive 1,000,000 shares of common stock upon such time as the Company completes equity financing from third parties. Upon completion of the equity financing, these shares were subsequently issued on December 4, 2013.

There were no other issuances of common or preferred stock or equivalents since October 30, 2007 (inception) through August 31, 2014. The Company had 24,243,835 and 23,243,835 common shares issued and outstanding as of August 31, 2014 and 2013.

NOTE 5. CONTRIBUTED CAPITAL

On December 3, 2007, a director of the Company contributed capital of $200 to provide working capital to the Company.

On February 27, 2009, a director of the Company contributed capital of $2,500 to provide working capital to the Company for audit fees.

On November 24, 2009, a director of the Company contributed capital of $5,000 to provide working capital to the Company for audit fees.

On December 9, 2009, a director of the Company contributed capital of $550 to provide working capital to the Company for transfer fees.

On January 11, 2010, a director of the Company contributed capital of $2,500 to provide working capital to the Company for audit fees.

Your Event, Inc.

Consolidated Notes to Financial Statements

NOTE 5. CONTRIBUTED CAPITAL

On April 2, 2010, a director of the Company contributed capital of $100,000 to provide working capital.

The director believed it was in the best interest of the Company's shareholders to contribute the above capital in order to provide the Company with the necessary working capital to pay for its accounting and transfer agent fees for the near future until such time, if any, that the Company can generate sufficient revenues to cover expenses.

During the fiscal year ended August 31, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $10,000.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.

NOTE 6. RELATED PARTY TRANSACTIONS

An officer of the Company loaned the Company $979,275. In December 2012, $739,375 of this debt was converted into a Convertible Note due and payable on December 31, 2014. The $240,000 difference in loans were converted under a separate arrangement. Interest on the unpaid principal balance of this Note shall be calculated at the rate of one point five percent (1.5%) per annum with accrued and unpaid interest being payable on the Maturity Date. The Note Holder may elect to convert all or part of the principal of this Convertible Note and any accrued and unpaid interest at any time before December 31, 2014. The conversion price shall be at a price of $0.20 per unregistered restricted common share. The Company has analyzed the Convertible Note for a beneficial conversion feature and found that no beneficial conversion feature should be recognized, as both the stock price on the commitment date and the conversion price are the same.

On April 30, 2013, the Board authorized the conversion of $270,561.34 principal debt and $1,438.66 interest to 1,360,000 restricted common shares of the Company. In addition, the sum of $1,062.35, representing the outstanding interest owed on the December 2012 notes, was paid.

Your Event, Inc.

Consolidated Notes to Financial Statements

On August 30, 2013, the Company issued 6,000,000 unregistered restricted shares of common stock to three shareholders of Infinity Holdings, a Japanese Company, to satisfy a debt obligation between the Company and Infinity Holdings. On March 20, 2013, the Corporation entered into a Business Consulting Agreement with Infinity Holdings, a Japanese company. Pursuant to the terms of the Agreement the Corporation is obligated to pay Infinity One Million Two Hundred Thousand ($1,200,000) Dollars [One Hundred and Twenty Million (¥120,000,000) Yen]. Infinity Holdings agreed to take this payment in the form of stock in the Corporation. The Board of Directors approved the issuance of 6,000,000 restricted shares to satisfy this obligation with Infinity Holdings.

Also on August 30, 2013, the Company issued 2,020,000 unregistered restricted shares of common stock to Gaku Uehara in exchange for the forgiveness of a $468,713 debt the Company owed to Mr. Uehara. Mr. Uehara has agreed to tender the original note, marked paid and satisfied, upon the issuance of Company's shares. Further, the Company issued 2,363,835 unregistered restricted shares of common stock to satisfy a debt obligation of $472,767 between the Company and Infinity Holdings. The debt holder agreed to tender their original note, marked paid and satisfied, upon the issuance of Your Event shares.

On November 1, 2013, the Company entered into a Promissory Note with C-Five Management, a Japanese corporation for the principal sum of $1,000,000 USD (the Credit Limit), or such lesser amount. The Company promises to pay to C-Five Management a simple rate per annum equal to one point five percent (1.5%) per annum. The outstanding principal amount of the Note and all accrued interest thereon shall be due and payable on or before December 31, 2014. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company received $165,000 on October 8, 2013, $45,000 on November 25, 2013, $40,000 on December 10, 2013, $50,000 on December 24, 2013, $60,000 on December 26, 2013, $45,000 on February 28, 2014, $95,000 on March 12, and $150,000 on April 3 for an outstanding balance of $650,000 as of August 31, 2014.

The Company received a loan of $140,000 on March 26, 2014, and additional loans of $50,000 on May 7, 2014 and $110,144.93 on June 10, 2014 from Triple A Investment Co. (formerly known as Billion Sino (Asia)), a Hong Kong Company. On June 16, 2014, the Company repaid $112,592.59, the principal amount of the June 10, 2014 loan, including handling fees. The Company promised to pay to Triple A Investment Co. a simple rate per annum equal to one point five percent (1.5%) per annum. These loans become due and payable on December 31, 2014, and represent advances on a $1,000,000 Line of Credit, for which the Company is in the process of negotiating with Triple A Investment Co.

Your Event, Inc.

Consolidated Notes to Financial Statements

On January 20, 2014, the Company entered into a Loan Agreement with Million Win Investments Limited, a Hong Kong corporation for the principal sum of $160,000 USD. The Company promised to pay to Million Win Investments Limited a simple rate per annum equal to one point five percent (1.5%) per annum. The Company and Million Win agreed to extend the date to December 31, 2014, when the outstanding principal amount of the Note and all accrued interest thereon becomes due and payable. Million Win Investments has recently assigned this Note to RxTrading, a Hong Kong company. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company has an outstanding balance of $160,000 as of August 31, 2014.

NOTE 7. PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes", which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total 0%

Income tax benefits as of August 31, 2014 and August 31, 2013, are calculated as follows:

	Year ended August 31,
	2014	2013
Book loss	$ (1,657,836)	$ (1,937,164)
Less: book depreciation	-	-
Add: tax depreciation	-	-
Net loss	(1,657,836)	(1,937,164)
Effective tax rate	35%	35%
Tax benefit	580,243	678,007
Valuation allowance	(580,243)	(678,007)
	$ -	$ -

Your Event, Inc.

Consolidated Notes to Financial Statements

NOTE 7. PROVISION FOR INCOME TAXES

During the year ended August 31, 2014, the Company recorded a valuation allowance of $(580,243), as compared to $(678,007) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the years ended August 31, 2014 and 2013. The net operating loss (the “NOL”) for the year ended August 31, 2014 will expire in 2034 and for the year ended August 31, 2013 will expire in 2033.

NOTE 8. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

NOTE 10 – SUBSIDIARY

On September 3, 2012, the Company incorporated a newly formed a wholly-owned subsidiary, named YEVN JAPAN, Inc., in Japan. The Company’s management formed this subsidiary in order to facilitate the future business operations in Japan. The proposed focus of this new subsidiary was to plan, operate and administer major events in Japan, not limited to conducting public exhibitions.

On October 12, 2012, the Company moved its corporate headquarters from Intex Bldg. 2F, 2-7-11 Nishi Gotanda, Shinagawa-Ward, Tokyo, Japan 141-0031 to 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254. Management believes California is where the new business opportunity lies for the Company. Management is currently working to establish and grow its business there. Upon moving its corporate headquarters to California, management concluded the Company no longer needed a subsidiary in Japan. Prior to closing the subsidiary, all liabilities were settled and the subsidiary had no assets.

Your Event, Inc.

Consolidated Notes to Financial Statements

NOTE 11. RESTATEMENT

During the year ended August 31, 2013, the Company did not record its share based compensation to employees in accordance with ASC 718. GAAP states that when issuing equity instruments to employees, the company should expense the compensation over the vesting period. Therefore, a restatement has been made whereby prepaid consulting fees has been adjusted to be expensed during the period.

The following is a summary of the impact of the adjustment on the Company’s consolidated balance sheet as of August 31, 2013:

	As Previously Reported	As Restated	Difference
ASSETS
Current assets:
Cash	101,484	101,484	0
Prepaid expense	6,764	6,764	0
Accounts receivable	138,563	138,563	0
Inventory	86,494	86,494	0
Deposits	4,322	4,322	0
Total current assets	337,627	337,627	0

Fixed assets:
Intangible asset, net accumulated depreciation
of $4,095	3,571	3,571	0
Furniture and equipment, net
accumulated depreciation of $50,454	48,554	48,554	0
Total fixed assets	52,125	52,125	0
TOTAL ASSETS	389,752	389,752	0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	208,711	208,711	0
Loan payable	13,176	13,176	0
Total current liabilities	221,887	221,887	0

Long-term liabilities:
Loan payable	20,333	20,333	0
Total long-term liabilities	20,333	20,333	0
Total liabilities	242,220	242,220	0

Stockholders' equity:
Preferred stock	-	-	-
Common stock	23,244	23,244	0
Prepaid consulting fees paid in common stock	(1,209,314)	-	(1,209,314)
Additional paid-in capital	2,689,073	2,689,073	0
Deficit accumulated during development stage	(1,355,471)	(2,564,785)	1,209,314
Total stockholders' equity	147,532	147,532	0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$389,752	$389,752	$0

Your Event, Inc.

Consolidated Notes to Financial Statements

The following is a summary of the impact of the adjustment on the Company’s consolidated statement of operations as of August 31, 2013:

	As Previously Stated	As Restated	Difference
Revenue	138,563	138,563	0
Cost of goods sold	76,032	76,032	0
Gross profit	62,531	62,531	0

Expenses:
Accounting fees	40,056	40,056	0
Advertising	6,000	6,000	0
General and administrative	607,099	1,816,413	(1,209,314)
General and administrative - related party	73,558	73,558	0
Total operating expenses	726,713	1,936,027	(1,209,314)

Other income and expenses:
Foreign exchange gain/(loss)	68,935	68,935	0
Interest income/(expense)	(7,568)	(7,568)	0
(Loss) on investment	(125,035)	(125,035)	0
Total other expenses	(63,668)	(63,668)	0

Net (Loss)	(727,850)	(1,937,164)	1,209,314

Your Event, Inc.

Consolidated Notes to Financial Statements

The following is a summary of the impact of the adjustment on the Company’s consolidated statement of cash flows as of August 31, 2013:

	As Previously Stated	As Restated	Difference
OPERATING ACTIVITIES
Net loss	(727,850)	(1,937,164)	1,209,314
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amotization	6,677	6,677	0
Amortization of prepaid stock compensation	118,486	118,486	0
Common stock issued for services	0	1,209,314	(1,209,314)
Foreign exchange gain	(69,400)	(69,400)	0
Changes in operating assets:
Decrease (increase) in accounts receivable	(110,767)	(110,767)	0
Decrease (increase) in deposits	(86,494)	(86,494)	0
Decrease (increase) in inventory	(4,322)	(4,322)	0
Decrease (increase) in advance payment	-	-	0
Decrease (increase) in prepaid expense	-	-	0
Changes in operating liabilities:
Increase (decrease) in accounts payable	203,546	203,546	0
Increase (decrease) in accounts payable-	-	-	0
related party
Increase (decrease) in accrued interest payable	7,188	7,188	0
Net cash (used) by operating activities	(662,936)	(662,936)	0

INVESTING ACTIVITIES
Purchase of intangible assets	(4,619)	(4,619)	0
Purchase of fixed assets	(54,183)	(54,183)	0
Repurchase of treasury stock	(240,000)	(240,000)	0
Net cash (used) by investing activities	(298,802)	(298,802)	0

FINANCING ACTIVITIES
Proceeds from due to former stockholder	-	-	0
Repayments for due to former stockholder	(51,733)	(51,733)	0
Proceeds from due to officer	862,226	862,226	0
Repayments for due to officer	(8,768)	(8,768)	0
Proceeds from notes payable	40,000	40,000	0
Repayments of notes payable	(6,491)	(6,491)	0
Proceeds from sale of common stock	100,000	100,000	0
Contribution to capital	-	-	0
Net cash provided by financing activities	935,234	935,234	0

NET INCREASE IN CASH	(26,504)	(26,504)	0
CASH - BEGINNING OF THE PERIOD	127,988	127,988	0
CASH - END OF THE PERIOD	101,484	101,484	0

Your Event, Inc.

Consolidated Notes to Financial Statements

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 15, 2014, the date on which the financial statements were available to be issued.

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

Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending August 31, 2014 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

•         lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Item 9B. Other Information.

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.

Name	Age	Position & Offices Held Appointed On

June Tsukamoto	67	Chairperson October 16, 2012
Takahito Yasuki	65	CEO, CFO, Director October 16, 2012
Noboru Okuda	48	Secretary, Director August 30, 2013
Kioko Tsukamoto	40	Director August 30, 2013
Keiichi Tsukamoto	65	Director August 30, 2013
Aiki Kobayashi	49	Director August 30, 2013
Fumio Sebata	48	External Director August 30, 2013
Yasuo Matsuo	61	External Director August 30, 2013

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity. The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Set forth below is a brief description of the background and business experience of our sole officer and director.

June Tsukamoto, Chairperson

2001: Resigned from Mitsutomo International, Inc.

1995: Was appointed Chairperson and Executive Director of Mitsutomo International, Inc.

1986: Incorporated Mitsutomo, Inc. and was appointed President

1979: Incorporated KJ International, Inc.

Education

1964: Graduated from Nile C Kinnick High School, entered Sophia University in Japan, studied International Comparative Literature.

Takahito Yasuki, CEO, CFO, Director

2003 - Present: Incorporated PLAYPHONE, Inc., a mobile social game developing company in San Jose. He accepted a position as a Director on the Board of Directors and continues to hold the Director position until the present.

2001: Folded ROMSTAR, Inc.

1984 - 2001: Incorporated ROMSTAR, Inc., (Game selling company) in California and assumed the President position.

Education

Once studied at Osaka University of Commerce

Noboru Okuda, Secretary, Director

April, 2011 - Present, Director, C Five Holdings, Pte. Ltd., Director

President January, 2011 – Present, C Five Management, Inc.

November, 2010 - Present, STS Singapore, Ltd., President

May, 2009 – Present, Initia Star Asset Management, Inc., President

October, 2008 – May, 2011, STS Travel Inc. (Present: STS Inc.), President

2006 – 2007, Solid Acoustics Co., Ltd., President

2005 – 2008, Solid Human Technologies Inc., Chairman (Present: SHT Co., Ltd.)

2004 – 2005, NEXTGATE Inc., President

2001 – 2004, WebCAT Co., Ltd., President

1998 - 2000, NAC Communications Inc., Chairman

1995 - 1998, Astro Inc. / Be-Tech Inc. Vice President, President

1989 – 1995, NIKKO Commercial, Inc. (Present: JALUX Inc.)

1986 – 1989, Kokusai Kogyo Co., Ltd.

Education

Tokyo Institute of Tourism (Professional College), Shinjuku ward Tokyo

Graduated School March, 1986

Tokyo Metropolitan Chitosegaoka High School, Setagaya ward Tokyo

Graduated School March, 1983

Kioko Tsukamoto, Director

2007-Present COO EXAMU Inc.(Tokyo, Japan)

2003 - 2006 Universal Music K.K. (Tokyo, Japan) Secretary to Managing Director of domestic division.

2002- 2010 Apple Computer Japan Co., Ltd. (Tokyo, Japan) Administrative Assistant

Personal assistant to a marketing manager.

1995 - 2002 G.P.M. Production Co., Ltd. (Tokyo, Japan) Secretary/ PR Assistant/ President.

Education

1991- 1995 Toyo Eiwa University Major in Social Sciences, Japan

Keiichi Tsukamoto, Director

1991 - 2000 Acquired Vancouver Canadians, a 3A team of L.A. Angels.

1988 – 1999 Chairman of Mitomi Co. Ltd. Women’s fashion line “Intrigue”

1988 - 1990 Sponsored a Japan-US Baseball Summit in Tokyo. Attended by many coaches and players including commissioners. With cooperation from Japanese players and coaches, an interchange occurred to improve baseball in Japan and the US.

1988 - Incorporated Japan Sports System Corporation

1988 - Acquired Visalia Oaks, 1A team of Colorado Rockies

1988 - Managed Yomiuri Giants’ camp in Palm Springs. Entrusted with players from Chunichi

Dragons, Lotte Marines and Yomiuri Giants in 1A, and provided a nurturing program.

Aiki Kobayashi, Director

2007- Present, CEO of Million Win Investment Ltd (Hong Kong), Japanese junket services at 11F Galaxy Star World(Macau VIP Club) &Wynn Resort Hotel(Gold Moon Club).

2005-2007, General Manager of Macau Resort Ltd., Japanese junket services at Galaxy Waldo(Carnival Club) & Galaxy grand Waldo(Sino VIP Club)

1999-2004, CEO of Shinwa Finance (Consumer Finance)

1991-1999, CEO of Oriental Homes (Developer & Sales of Real Estate In Including House & Land Etc.)

1989-1991, Sales Manager of Toyo Fudosan Co Ltd (Sales of Real Estate In Including House & Land Etc.)

1983-1988, Sales of TV PR of San Crieat Co Ltd (TV PR Production)

Education

1983. Graduated TOHO Gakuen (TV Producing Program), Japan

1981. Graduated IKUTA HIGASHI High School in Kanagawa, Japan

Fumio Sebata, External Director

December, 2001 - Present, Incorporated ADNESS Co, Ltd. in Tokyo and was appointed President/CEO

February, 2007 - Present Incorporated Adness Entertainment (in Los Angeles) and was appointed President/CEO.

Education

March, 1983 Graduated from Ashikaga Gakuen High School

Yasuo Matsuo, External Director

2008 – Present Viajes Japon, Mexico City, Mexico

1988 – 2007 Matsuo Corporation, Osaka, Japan

1981 – 1987 Cloverway, Inc. Long Beach, CA, U.S.A.

1974 – 1981 Adness Entertainment, LLC, Los Angeles, CA, U.S.A.

Education

Kyoto University of Foreign Studies, Kyoto, Japan. Spanish Major, graduated in 1974.

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

Board of Directors

Our board of directors currently consists of eight members. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Your Event Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Your Event shares, unless the transaction is approved by Your Event's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Your Event

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended August 31, 2014, and August 31, 2013 regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year end August 31, 2014. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2014 and 2013.

Your Event Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

June Tsukamoto	Chairperson	2014	0	0	0	0	0
Appointed 10/16/12		2013	0	0	0	0	0
		2012	0	0	0	0	0

Takahito Yasuki Appointed 10/16/12	Director/CEO/CFO	2014	0	0	0	53,294	53,294
		2012	0	0	0	0	0
		2012	0	0	0	0	0

Eizaburo Kohrogi Appointed 08/30/13	Director	2014	0	0	0	70,000	70,000
		2013	0	0	0	0	0

We do not maintain key-man life insurance for our executive officers/directors. At this time, we do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end August 31, 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

We did not have any outstanding equity awards as of August 31, 2014 or August 31, 2013.

 Option Exercises for Fiscal 2014

There were no options exercised by our named executive officers in fiscal 2014 or 2013.

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

Director Compensation

Our directors were not paid any compensation during the fiscal year ending August 31, 2014 or August 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 15, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after December 15, 2014 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Your Event's common stock.

Name of Beneficial Owner and Position	Title of Class	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)
June Tsukamoto (2) Chairperson	Common	3,800,000	14.8%
Takahito Yasuki CEO/CFO/Director	Common	0	0%
Noboru Okuda(3) Secretary/Director	Common	1,520,000	5.9%
Keiichi Tsukamoto Director(4)	Common	See Note Below(4)	- %

Kioko Tsukamoto Director	Common	600,000	2.3%
Aiki Kobayashi(5) Director		1,350,000	5.3%

Fumio Sebagta Director	Common	1,500,000	5.9%

Yasuo Matsuo External Director	Common	1,000,000	3.9%
Other 5% + shareholders:
Yoshiharu Uchida(6)
Shareholder	Common	5,868,993	22.9%
Triple A Investment Co. (7) Shareholder	Common	2,651,007	10.4%
Tooru Sugino(8) Shareholder
	Common	2,000,000	7.8%
Directors and Officers as a Group
(8 Persons)	Common	9,770,000	38.1%

1)       Percent of Class is based on 25,593,835 common shares issued and outstanding.

2)       The number of shares does not include 600,000 common shares owned by Junko Top, the daughter of June Tsukamoto. Note, Kioko Tsukamoto, is the daughter of June Tsukamoto.

3)       Noboru Okuda, is President of C-Five Management that beneficially owns 1,520,000 shares of Your Event.

4)       Keiichi Tsukamoto is the husband of June Tsukamoto and father of Kioko Tsukamoto, both of whom are Board members. Mr. Tsukamoto is entitled to receive 1,500,000 million common shares, which he will receive via a stock option.

5)       Aiki Kobayashi is an owner of Million Win Investments, a former Your Event shareholder, before they transferred their shares to their affiliated company Triple A Investment Co. that owns 1,651,007, shares not included in Mr. Kobayashi ownership numbers.

6)       Yoshiharu Uchida, 2-26-25 Kasuga-cho Nerima-Ward, Tokyo, Japan.

7)       Triple A Investment Co., Ltd. (formerly known as Billion Sino), 602/3 Bonham Trade Center 50,, Bonham Strand E Sheung Wan, Hong Kong, P.R.C.. Atsushi Hirokawa, CEO of Triple A Investment Co. is the beneficial owner who has the ultimate voting control over the shares held this entity.

8)       Tooru Sugino, 2-8-13-306 Minami Kasai Edgawa-Ku, Tokyo 134-0085 Japan.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the U. S. Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 1, 2013, the Company entered into a Promissory Note with C-Five Management, a Japanese corporation for the principal sum of $1,000,000 USD (the Credit Limit), or such lesser amount. The Company promises to pay to C-Five Management a simple rate per annum equal to one point five percent (1.5%) per annum. The outstanding principal amount of the Note and all accrued interest thereon shall be due and payable on or before December 31, 2014. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company received $165,000 on October 8, 2013, $45,000 on November 25, 2013, $40,000 on December 10, 2013, $50,000 on December 24, 2013, $60,000 on December 26, 2013, $45,000 on February 28, 2014, $95,000 on March 12, and $150,000 on April 3 for an outstanding balance of $650,000 as of August 31, 2014.

The Company received a loan of $140,000 on March 26, 2014, and additional loans of $50,000 on May 7, 2014 and $110,144.93 on June 10, 2014 from Triple A Investment Co., a Hong Kong Company. On June 16, 2014, the Company repaid $112,592.59, the principal amount of the June 10, 2014 loan, including handling fees. The Company promised to pay to Triple A Investment Co. a simple rate per annum equal to one point five percent (1.5%) per annum. These loans become due and payable on December 31, 2014, and represent advances on a $1,000,000 Line of Credit, for which the Company is in the process of negotiating with Triple A Investment Co.

On January 20, 2014, the Company entered into a Loan Agreement with Million Win Investments Limited, a Hong Kong corporation for the principal sum of $160,000 USD. The Company promised to pay to Million Win Investments Limited a simple rate per annum equal to one point five percent (1.5%) per annum. The Company and Million Win agreed to extend the date to December 31, 2014, when the outstanding principal amount of the Note and all accrued interest thereon becomes due and payable. Million Win Investments has recently assigned this Note to RxTrading, a Hong Kong company. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company has an outstanding balance of $160,800 as of August 31, 2014.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending August 31, 2014 and Somerset CPAs, P.C. served as our principal independent public auditors for the year ended August 31, 2013. Aggregate fees billed to us for the years ended August 31, 2014 and August 31, 2013 for audit fees were as follows:

	For Year Ended August 31,	For the Year Ended August 31
	2014	2013
(1) Audit Fees (1)	$21,200	$20,000
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees	-	-

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

(2) Other fees include fees billed for services performed related to due diligence services rendered related to the potential acquisition of several Japanese businesses.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our directors then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending August 31, 2014, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	SB-2	3.1	01/18/08
3.2	By-laws as currently in effect	SB-2	3.2	01/18/08
10.1	Lock-up Agreement of Common shares dated 01/15/2008	S-1	10.1	03/04/08
10.2	Consulting Agreement between Your Event and Tsukamoto and Associates, dated October 18, 2012	8-K	10.2	10/23/12
10.3	Business Consulting Agreement between Your Event and Infinity Holdings effective March 20, 2012	8-K	10.3	03/25/13
10.4	Distribution Agreement between Your Event and Sanrio, dated June 4, 2013	8-K	10.4	06/11/13
10.5	Apparel License Agreement between Your Event and MLB	8-K	10.5	06/11/13
10.6	Hard Goods License Agreement between Your Event and MLB	8-K	10.6	06/11/13
31.1	Certification of Principal Executive and Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	*

The following materials from this Annual Report on Form 10-K for the year ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language).

1)        Balance Sheets at August 31, 2014 and August 31, 2013.

2)        Statements of Operations for the years ending August 31, 2014, August 31, 2013, and the period from inception to August 31, 2014.

3)        Statement of Stockholders’ Deficit for the period from inception to August 31, 2014.

4)        Statements of Cash Flows for the years ending August 31, 2014, August 31, 2013 and the period from inception to August 31, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hermosa Beach, State of California.

Your Event, Inc. Registrant

Date: December 15, 2014	/s/ Takahito Yasuki
Name: Takahito Yasuki
Title: President, Director Principal Executive Officer Principal Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ June Tsukamoto (June Tsukamoto)	Chairperson	Dec. 15, 2014

/s/ Takahito Yasuki (Takahito Yasuki)	Director, CEO, CFO (Principal Executive Officer) (Principal Financial Officer)	Dec. 15, 2014

/s/ Noboru Okuda (Noboru Okuda)	Director & Secretary	Dec. 15, 2014

/s/ Keiichi Tsukamoto (Keiichi Tsukamoto)	Director	Dec. 15, 2014

/s/ Kioko Tsukamoto (Kioko Tsukamoto)	Director	Dec. 15, 2014

/s/ Aiki Kobayashi (Aiki Kobayashi)	Director	Dec. 15, 2014

/s/ Fumio Sebata (Fumio Sebata)	External Director	Dec. 15, 2014

/s/ Yasuo Matsuo (Yasuo Matsuo)	Director	Dec. 15, 2014