Form 10-Q
period 2014-11-30
JA Energy
filed 2015-01-20
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-54236

JA ENERGY

(Exact name of registrant as specified in its charter)

Nevada	27-3349143
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd, Suite 110, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

(702) 544-1902
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 19, 2015, the registrant’s outstanding common stock consisted of 43,402,385 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2014

PART I - FINANCIAL INFORMATION

JA Energy

Statements of Operations

(Unaudited)

	For the three months	For the three months
	ended	ended
	November 30, 2014	November 30, 2013
Operating expenses:
General and administrative	$19,630	$89,054
Consulting fees	-	16,000
Total operating expenses	19,630	105,054

Other income (expenses):
Forgiveness of accounts payable	38,186	-
Transfer of assets and liabilities to
spin-off company, net (note 4)	618,870	-
Interest expense	(5,833)	(5,984)
Total other income (expenses)	651,223	(5,984)

Net income (loss)	$631,593	$(111,038)

Net income (loss) per share - basic	$0.01	$(0.00)

Weighted average number of common
shares outstanding – basic	43,402,385	38,402,385

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy

Balance Sheets

(Unaudited)

	November 30,	August 31,
	2014	2014

ASSETS

Vehicle, net	$-	$9,939
Total assets	$-	$9,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities (note 4)	$80,125	$109,281
Accounts payable , related parties	-	10,717
Advances from stockholders	10,000	-
Bank overdraft	1,202	1,202
Notes payable	50,000	50,000
Loan Payable – current	-	4,068
Loan Payable - related party	-	600,221
Total current liabilities	141,327	775,489

Long-term liabilities
Loan payable - long term	-	7,370
Total long-tem liabilities	-	7,370
Total liabilities	141,327	782,859

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and
and outstanding as of November 30, 2014
and August 31, 2014	1,000	1,000
Common stock, $0.001 par value,
70,000,000 shares authorized, 43,402,385
shares issued and outstanding as of
November 30, 2014 and August 31, 2014	43,403	43,403
Additional paid-in capital	4,272,733	4,272,733
Stock subcription payable	90,521	90,521
Accumulated deficit	(4,548,984)	(5,180,577)
Total stockholders' deficit	(141,327)	(772,920)
Total liabilities and stockholders' (deficit)	$-	$9,939

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy

Statements of Operations

(Unaudited)

	For the three months	For the three months
	ended	ended
	November 30, 2014	November 30, 2013
OPERATING ACTIVITIES
Net income (loss)	$631,593	$(111,038)
Adjustments to reconcile net loss from operations
to net cash used by operating activities:
Assets and liabilities transferred to
spin-off, net (note 4)	(613,036)
Forgiveness of accounts payable	(29,156)	-
Depreciation expense	599	899
Changes in operating assets and liabilities:
Bank over draft	-	3,955
Accounts payable and accrued expense	-	22,492
Net cash used by operating activities	(10,000)	(83,692)

INVESTING ACTIVITIES
Purchase and development of MDU	-	52
Net cash used by investing activities	-	52

FINANCING ACTIVITIES
Proceeds from stockholder advances	10,000	-
Proceeds from related party advances	-	82,000
Repayment of other loans	-	(1,037)
Net cash provided by financing activities	10,000	80,963

NET CHANGE IN CASH	-	(2,677)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	2,677
END OF PERIOD	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements

(Unaudited)

NOTE 1 – ABOUT THE COMPANY

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over the Counter Bulletin Board.

JA Energy was working to develop a suite of products with a view of finding global energy solutions. Management believed non-oil-producing, agricultural-based countries are spending large amounts of their gross domestic product to pay for fossil fuel to power their economies, and ethanol from sugar beets or sugar cane to provide the electricity to replace diesel generation. With the base load power augmented by the photovoltaic and CSP products, countries will be able to provide some of their energy needs from within and lessen their imports.

On September 30, 2014, the Board of Directors passed a resolution to form a new company called Peak Energy Holdings (Peak) with each shareholder in the Company receiving one share of common of Peak for each share of common stock in the Company and one share of preferred stock of Peak for each share of preferred share of the Company.

On October 15, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”). The Agreement deals with the dividend spin-off of JA Energy's wholly-owned subsidiary, Peak Energy Holdings (“Peak). At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly-owned subsidiary. The subsidiary would have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to the following points upon the dividend spin-off of the Peak from JA Energy:

•         Mr. James Lusk (the largest debtor of JA Energy) agreed to the transfer as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable.

•         Two of the major shareholder in JA Energy agreed to transfer all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•         Mr. James Lusk agreed to transfer all of the common stock ownership he owns and controls in JA Energy to the major shareholders.

•         Mr. James Lusk would provide a notarized signed letter addressed to the Company and auditor that he agrees with this transfer as of March 31, 2014, all assets and liabilities from the Parent to the Subsidiary to the extent legally assignable.

•         JA Energy warranted that any new liabilities incurred on the books of JA Energy after April 1, 2014 will not be transferred to the subsidiary.

•         JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary had no assets nor liabilities.

•         JA Energy warranted that since April 1, 2014, with the exception of the Preferred voting shares, no other shares had been issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

•         Once the transfer of assets and liabilities was completed and the shares were exchanged, the subsidiary would be divested from JA Energy and will operate independent as a separate entity of JA Energy with its own management;

•         Mr. James Lusk took control of the Peak Energy Holdings, independent of JA Energy.

•         All Parties agreed to indemnify and hold harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions.

The Agreement did not affect the other shareholders in the Company who will maintain their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

As a result of the foregoing transaction, the Company currently has no assets and minimal liabilities and is now considered a “Shell Company” Securities Act Rule 405 and Exchange Act Rule 12b-2. Under the acts a Shell Company is define as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014 as filed with the Securities and Exchange Commission on December 15, 2014.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at November 30, 2014 and its results of operations for the three months ended November 30, 2014 and 2013. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,548,984. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Year end

The Company's fiscal year-end is August 31.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through November 30, 2014 and concluded that they will not have a material effect on the financial statements as of November 30, 2014. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. This guidance goes into effect for annual and interim periods beginning after December 15, 2014; however, we had the option of adopting the guidance early which we chose to do as of August 30, 2014. As a result we no longer report financial results showing inception to date.

NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the three months ended November 30, 2014 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870. Additionally, the Company wishes to transfer an additional $68,090 of liabilities to Peak but such transfers are subject to the approval of the debtors. We are unable to determine the amount of liabilities that may ultimately be transferred and as such continue to carry such amounts as accounts payable and accrued liabilities.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

On May 3, 2011, a former officer of the Company returned 3,400,000 shares to treasury as part of an initiative to restructure the Company’s capital stock. Accordingly, the return of these shares has been accounted for similar to a reverse stock split and has been applied on a retroactive basis.

On May 4, 2011, the Company issued 40,000 shares of its $0.001 par value common stock valued at $4,000 in exchange for bookkeeping and office support services.

On May 20, 2011, $20,000 was received for shares to be issued on April 10, 2012.

On September 23, 2011, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $75,000.

On April 10, 2012, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $75,000, of which $20,000 was received on May 20, 2011 in the form of contributed capital.

On June 21, 2012, the Company issued 100,000 shares of its $0.001 par value common stock for cash of $50,000.

On August 30, 2012 the Company sold 20,000 shares of its $0.001 par value common stock for cash for $10,000. The shares were issued after year end and the amount is included in the Common Stock Payable.

On April 23, 2012, the Company recorded a common stock payable of $3,750 for the shares due under contract to Rockey Farms, Owned by Director Sheldon Rockey, for farming costs. As of August 31, 2012 no shares had been issued.

On January 16, 2012, the Company executed a consulting contract with Desert Resources for an annual fee of $60,000 and 240,000 shares of common stock. The shares were valued according to the fair value of the common stock based on the agreement date. Desert Resources is compensated in bi-weekly installments. As of August 31, 2014, no shares had been issued and a total of $73,846 has been recorded to common stock payable.

On January 30, 2012, the Company recorded $2,500 common stock payable cash for services rendered. As of August 31, 2014, no shares have been issued.

On August 30, 2012, the Company received $10,000 from a director for shares to be issued. As of August 31, 2014, no shares have been issued.

On August 31, 2012, the Company recorded a common stock payable for 500 shares of common stock due to a consultant for services rendered. The shares were valued at $425 according to the fair value of the common stock based on the record date. As of August 31, 2014, no shares have been issued.

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

On April 10, 2014, pursuant to Section 4(2) of the Securities Act, the Company issued 5,000,000 unregistered restricted shares of common stock to James L. Lusk, CEO of the Company and two other individuals, for their work and knowledge in inventing the MEG (formally known as “Electrical Generation System, Method of Producing Electrical Energy, And Manufacturing An Electrical Generation System”). The 5,000,000 shares were issued in exchange for Patent Application No. 61/909,919, Ref. No. 0348730-PROV3 for the MEG, and such patent was filed on November 27, 2013. The inventors of this Patent have agreed to assign their rights and ownership of this invention to the Company in exchange for these restricted common shares.

On June 6, 2014 the Company issued 1,000,000 shares of preferred shares in exchange for a Note Payable totaling $20,000 and accrued interest of $1,900.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

The Chief Executive Officer advance to the Company $1,167 net of repayments, during the quarter ended August 31, 2014.

The Chief Executive Officer advance to the Company $778 net of repayments, during the quarter ended November 30, 2014.

On October 15, 2014 a total amount of $617,475 owed to the former CEO including was transferred to Peak Energy Holding, in accordance with the agreement described in Note 1 to these financial statements. Included in this amount were notes payable and accrued interest of 605,980, unpaid consulting fees of $9,550 and advances of $1,945.

NOTE 7 - PROVISION FOR INCOME TAXES

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

As of November 30, 2014, the Company had net operating loss carry forwards of $1,016,470 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows November 30, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$ 1,016,470	$ 1,249,736

Total deferred tax assets	355,765	437,408
Less: valuation allowance	(355,765)	(437,408)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of November 30, 2014 was $355,765, as compared to $437,408 as of November 30, 2013. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2014 and November 30, 2013.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At August 31, 2014, we had an unused net operating loss carryover approximating $1,648,063 that is available to offset future taxable income which expires beginning 2030.

NOTE 8 - NOTES PAYABLE

On April 4, 2014, the Company issued a One-year Promissory Note (“the Note”) in the amount of $50,000 to a stockholder. The Note bears interest at 12% percent per annum with interest due each month. In the event that interest is not paid within three days from the time it is due the Note would be considered in default and would be fully due and payable. Additional consideration for the Note included the Chief Executive Officer of the Company giving the note holder his voting proxy for all of the shares he held with the exception of voting on a tender offer or a sale of the Company’s assets. As of May 8, 2014, the Note was in default.

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

On June 6, 2014, the Company received notices that it was in default of the two Promissory Notes described above. Rather than default on the Notes the Company issued 1,000,000 shares of $0.001 par value Voting Preferred Stock in exchange for Notes Payable totaling $20,000 plus forgiveness of interest totaling $1,900. Additionally, the Company agreed to designate with the State of Nevada Secretary of State that each share of preferred carries the voting power of 50 common shares. Finally, the shareholder has agreed to cancel the shares upon full payment of the $50,000 Note, without accrued interest and the sale of five units of the MDU.

NOTE 9 – LOANS PAYABLE

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

NOTE 10 – OTHER INCOME AND EXPENSE

As described in Note 4 during the three months ended November 30, 2014 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870.

On October 27, 2014 the Company entered into an agreement with two former employees, one of whom was a former director of the Company, whereby all parties agreed to release and hold harmless from any liabilities that existed prior to the date of the agreement. The result of this agreement was the forgiveness by the former employees of $38,186 in compensation owed to the employees.

NOTE 11 - RECENT ACCOUNTING PRONOUCEMENTS

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 filed with the Securities and Exchange Commission on December 15, 2014.

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

Business Overview

JA Energy was working to develop a suite of products with a view of finding global energy solutions. Management believed non-oil-producing, agricultural-based countries are spending large amounts of their gross domestic product to pay for fossil fuel to power their economies, and ethanol from sugar beets or sugar cane to provide the electricity to replace diesel generation. With the base load power augmented by the photovoltaic and CSP products, countries will be able to provide some of their energy needs from within and lessen their imports.

On September 30, 2014, the Board of Directors passed a resolution to form a new company called Peak Energy Holdings (Peak) with each shareholder in the Company receiving one share of common of Peak for each share of common stock in the Company and one share of preferred stock of Peak for each share of preferred share of the Company.

On October 15, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”). The Agreement deals with the dividend spin-off of JA Energy's wholly-owned subsidiary, Peak Energy Holdings (“Peak). At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly-owned subsidiary. The subsidiary would have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to the following points upon the dividend spin-off of the Peak from JA Energy:

  Mr. James Lusk (the largest debtor of JA Energy) agreed to the transfer as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable.

  Two of the major shareholder in JA Energy agreed to transfer all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

  Mr. James Lusk agreed to transfer all of the common stock ownership he owns and controls in JA Energy to the major shareholders.

  Mr. James Lusk would provide a notarized signed letter addressed to the Company and auditor that he agrees with this transfer as of March 31, 2014, all assets and liabilities from the Parent to the Subsidiary to the extent legally assignable.

  JA Energy warranted that any new liabilities incurred on the books of JA Energy after April 1, 2014 will not be transferred to the subsidiary.

  JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary had no assets nor liabilities.

  JA Energy warranted that since April 1, 2014, with the exception of the Preferred voting shares, no other shares had been issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

  Once the transfer of assets and liabilities was completed and the shares were exchanged, the subsidiary would be divested from JA Energy and will operate independent as a separate entity of JA Energy with its own management;

  Mr. James Lusk took control of the Peak Energy Holdings, independent of JA Energy.

  All Parties agreed to indemnify and hold harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions.

The Agreement did not affect the other shareholders in the Company who will maintain their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

As a result of the foregoing transaction, the Company currently has no assets and minimal liabilities and is now considered a “Shell Company” Securities Act Rule 405 and Exchange Act Rule 12b-2. Under the acts a Shell Company is define as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

Results of Operations

During the three months ended November 30, 2014, the Company had no operations other than occasional administrative and accounting functions. As such comparisons of the results for the three months ended November 30, 2014 and November 30, 2013 are not applicable.

Expenses

For the three months ending November 30, 2014, the Company had total general and administrative expenses of $19,630 consisting solely of rent expense and professional fees. The Company also recognized interest expense of $5,833 related to Notes Payable to the Company’s former CEO. For the three months ended November 30, 2013, the company had general and administrative expenses of $89,054 consisting primarily of salaries, rent expense and professional fees. The company also had consulting fees expense of $16,000 for the same period.

Other Income and Expense

On October 15, 2014, as part of an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”) Mr. James Lusk (the largest debtor of JA Energy and its former CEO) agreed to transfer as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable. During the three months ended November 30, 2014 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870 for the three months ended November 30, 2014.

On October 27, 2014 the Company entered into an agreement with two former employees, one of whom was a former director of the Company, whereby all parties agreed to release and hold harmless from any liabilities that existed prior to the date of the agreement. The result of this agreement was the forgiveness of this debt by the former employees of $38,186 in compensation owed to the employees which was recognized as other income during the three months ended November 30, 2014.

For the three months ended November 30, 2014 the company recognized $5,833 related to Notes Payable to the Company’s former CEO.

For the three month ended November 30, 2013 the Company had other expense of $5,984 resulting solely from interest expense related to Notes Payable

Net Income

As a result of the forgoing the Company has net income of $631,593 for the three month ended November 30, 2014 and a net loss of $111,038 for the three months ended November 30, 2013.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of November 30, 2014, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $4,458.984 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As a result of the transfer of assets and liabilities to Peak Energy as described above the Company’s financial condition has improved as a result of $628,210 of liabilities being transferred. Additionally, $38,186 of payables was forgiven as the result of an agreement. Partially offsetting this improvement was the transfer of assets, net of depreciation, of $9,340. As of November 30, 2014 Company has no cash or assets and has a negative working capital balance of $141,327. This is an improvement over the negative working capital balance of $765,550 that existed at August 31, 2014, the date of the end of the Company’s fiscal year end, and the negative working capital balance of $588,052 as of November 30, 2013.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November 30, 2014 and concluded that they will not have a material effect on the financial statements as of November 30, 2014. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. As a result we no longer report financial results showing inception to date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended November 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at November 30, 2014 (unaudited), and August 31, 2014 (audited)

(2) Unaudited Statements of Operations for the three month periods ended November 30, 2014 and 2013

(3) Unaudited Statements of Cash Flows for the three-month periods ended November 30, 2014 and 2013

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

Date: January 20, 2015

/s/ Barry Hall

Name: Barry Hall

Title: Chief Executive Officer and Chief

Financial Officer

(Principal Executive Officer and Principal Accounting Officer)