Form 10-Q
period 2015-02-28
JA Energy
filed 2015-04-20
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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

As of April 20, 2015, the registrant’s outstanding common stock consisted of 43,402,385 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2015

PART I - FINANCIAL INFORMATION

JA Energy
Statements of Operations
(Unauditied)

		For the three months		For the three months		For the six months		For the six months
		ended		ended		ended		ended
		Februrary 28, 2015		Februrary 28, 2014		Februrary 28, 2015		Februrary 28, 2014
Operating expenses:	$		$		$		$
General and administrative		10,244		94,563		29,873		183,742
Consulting fees		-		15,700		-		31,700
Total operating expenses		10,244		110,263		29,873		215,442

Other income (expenses):
Forgiveness of accounts payable		-		-		38,186		-
Transfer of assets and liabilities to
spin-off company (Note 4)		-		-		618,870		-
Interest expense		-		(7,626)		(5,833)		(13,484)
Total other expenses		-		(7,626)		651,223		(13,484)

Net income (loss)		$(10,244)		$(117,889)		$621,350		$(228,926)

Net loss per share - basic		$(0.00)		$(0.00)		$0.01		$(0.01)

Weighted average number of common
shares outstanding - basic		43,402,385		38,402,385		43,402,385		38,402,385

The accompanying notes are an integral part of these consolidated financial statements

JA Energy
Balance Sheets
(Unaudited)

	February 28,	August 31,
	2015	2014
ASSETS

Furniture, fixtures and vehicle, net	$-	$9,939
Total assets	$-	$9,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$90,369	$109,281
Accounts payable , related parties	-	10,717
Advances from stockholders	10,000	-
Bank overdraft	1,202	1,202
Notes payable	50,000	50,000
Loan Payable – current	-	4,068
Loan Payable - related party	-	600,221
Total current liabilities	151,571	775,489

Long-term liabilities
Loan payable - long term	-	7,370
Total long-tem liabilities	-	7,370
Total liabilities	151,571	782,859

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and
and outstanding as of February 28, 2015
and August 31, 2014	1,000	1,000
Common stock, $0.001 par value,
70,000,000 shares authorized, 43,402,385
shares issued and outstanding as of
February 28, 2015 and August 31, 2014	43,403	43,403
Additional paid-in capital	4,272,733	4,272,733
Stock subcription payable	90,521	90,521
Accumulated deficit	(4,559,228)	(5,180,577)
Total stockholders' deficit	(151,571)	(772,920)
Total liabilities and stockholders' equity (deficit)	$-	$9,939

The accompanying notes are an integral part of these consolidated financial statements

JA Energy
Statements of Cash Flows
(Unaudited)

	For the six months	For the six months
	ended	ended
	February 28, 2015	February 28, 2014
OPERATING ACTIVITIES
Net income (loss)	$621,349	$(228,926)
Adjustments to reconcile net loss from operations
to net cash used by operating activities:
Assets and liabilities transferred to
spin-off, net (note 4)	(613,036)
Forgiveness of accounts payable	(29,156)	-
Depreciation expense	599	1,797
Changes in operating assets and liabilities:
Bank over draft	-	260
Accounts payable and accrued expense	10,244	58,852
Net cash used by operating activities	(10,000)	(168,017)

INVESTING ACTIVITIES
Purchase and development of MDU	-	(482)
Net cash used by investing activities	-	(482)

FINANCING ACTIVITIES
Proceeds from stockholder advances	10,000	-
Proceeds from related party advances	-	173,500
Repayment of other loans	-	(1,881)
Net cash provided by financing activities	10,000	171,619

NET CHANGE IN CASH	-	3,120

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	2,677
END OF PERIOD	$-	$5,797

The accompanying notes are an integral part of these consolidated financial statements

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at February 28, 2015 and its results of operations for the three and six months ended February 28, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,559,228. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Year end

The Company's fiscal year-end is August 31.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through February 28, 2015 and concluded that they will not have a material effect on the financial statements as of February 28, 2015. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. This guidance goes into effect for annual and interim periods beginning after December 15, 2014; however, we had the option of adopting the guidance early which we chose to do as of August 30, 2014. As a result we no longer report financial results showing inception to date.

 NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the three and six months ended February 28, 2015 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870. Additionally, the Company wishes to transfer an additional $68,090 of liabilities to Peak but such transfers are subject to the approval of the debtors. We are unable to determine the amount of liabilities that may ultimately be transferred and as such continue to carry such amounts as accounts payable and accrued liabilities.

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

The Chief Executive Officer advance to the Company $778 net of repayments, during the quarter ended February 28, 2015.

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

As of February 28, 2015, the Company had net operating loss carry forwards of $1,026,713 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows February 28, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$ 1,026,713	$ 2,620,625

Total deferred tax assets	359,350	917,219
Less: valuation allowance	(359,350)	(917,219)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of February 28, 2015 was $359,350, as compared to $917,219 as of February 28, 2014. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2015 and February 28, 2014.

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

NOTE 10 – OTHER INCOME AND EXPENSE

As described in Note 4, during the six months ended February 28, 2015 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870.

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

Results of Operations

During the three and six months ended February 28, 2015, the Company had no operations other than occasional administrative and accounting functions. As such comparisons of the results for the three and six months ended February 28, 2015 and February 28, 2014 are not applicable.

Expenses

For the three and six months ending February 28, 2015, the Company had total general and administrative expenses of $10,244 and 29,873, respectively consisting solely of rent expense and professional fees. During the six months ended February 28, 2015, the Company also recognized interest expense of $5,833 related to Notes Payable to the Company’s former CEO. For the three months ended February 28, 2014, the company had general and administrative expenses of $94,563 consisting primarily of salaries, rent expense and professional fees. The company also had consulting fees expense of $15,700 for the same period. For the six months ended February 28, 2014, the company had general and administrative expenses of $183,742 consisting primarily of salaries, rent expense and professional fees. The company also had consulting fees expense of $31,700 for the same period.

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

For the six months ended February 28, 2015 the company recognized $5,833 related to Notes Payable to the Company’s former CEO.

For the three month and six months ended February 28, 2015 the Company had other expense of $7,626 and $13,484, respectively, resulting solely from interest expense related to Notes Payable

Net Income

As a result of the forgoing the Company had a net loss for the three ended February 28, 2015 of $10,244 and net income of $621,350 for the six month ended February 28, 2015. For the three and six months ended February 28, 2015 the Company had net losses of $117,889 and $228,926, respectively.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of February 28, 2015, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $4,559,228 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As a result of the transfer of assets and liabilities to Peak Energy as described above the Company’s financial condition has improved as a result of $628,210 of liabilities being transferred. Additionally, $38,186 of payables was forgiven as the result of an agreement. Partially offsetting this improvement was the transfer of assets, net of depreciation, of $9,340. As of February 28, 2015 the Company has no cash or assets and has a negative working capital balance of $151,571. This is an improvement over the negative working capital balance of $765,550 that existed at August 31, 2014, the date of the end of the Company’s fiscal year end.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended February 28, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Date: April 20, 2015

/s/ Barry Hall

Name: Barry Hall

Title: Chief Executive Officer and Chief

Financial Officer

(Principal Executive Officer and Principal Accounting Officer)