Form 10-Q
period 2015-05-31
JA Energy
filed 2015-07-20
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

As of July 20, 2015, the registrant’s outstanding common stock consisted of 43,402,385 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2015

PART I - FINANCIAL INFORMATION

JA Energy
Statements of Operations
(Unauditied)

		For the three months		For the three months		For the nine months		For the nine months
		ended		ended		ended		ended
		May 31, 2015		May 31, 2014		May 31, 2015		May 31, 2014
Operating expenses:	$		$		$		$
General and administrative		7,290		64,458		37,163		248,200
Consulting fees		-		5,500		-		37,200
Total operating expenses		7,290		69,958		37,163		285,400

Other income (expenses):
Forgiveness of accounts payable		-		-		38,186		-
Transfer of assets and liabilities to
spin-off company (Note 4)		-		-		618,870		-
Interest expense		-		(5,966)		(5,834)		(19,450)
Write-off intangible assets				(2,250,000)				(2,250,000)
Loss on abandonment of fixed assets				(219,312)				(219,312)
Total other expenses		-		(2,475,278)		651,222		(2,488,762)

Net income (loss)		$(7,290)		$(2,545,236)		$614,059		$(2,774,162)

Net loss per share - basic		$(0.00)		$(0.06)		$0.01		$(0.07)

Weighted average number of common
shares outstanding - basic		43,402,385		41,174,124		43,402,385		39,336,451

The accompanying notes are an integral part of these consolidated financial statements

JA Energy
Balance Sheets
(Unaudited)

	May 31,	August 31,
	2015	2014
ASSETS

Furniture, fixtures and vehicle, net	$-	$9,939
Total assets	$-	$9,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$95,613	$109,281
Accounts payable , related parties	-	10,717
Advances from stockholders	12,046	-
Bank overdraft	1,202	1,202
Notes payable	50,000	50,000
Loan Payable – current	-	4,068
Loan Payable - related party	-	600,221
Total current liabilities	158,861	775,489

Long-term liabilities
Loan payable - long term	-	7,370
Total long-tem liabilities	-	7,370
Total liabilities	158,861	782,859

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and
and outstanding as of May 31, 2015
and August 31, 2014	1,000	1,000
Common stock, $0.001 par value,
70,000,000 shares authorized, 43,402,385
shares issued and outstanding as of
May 31, 2015 and August 31, 2014	43,403	43,403
Additional paid-in capital	4,272,733	4,272,733
Stock subcription payable	90,521	90,521
Accumulated deficit	(4,566,518)	(5,180,577)
Total stockholders' deficit	(158,861)	(772,920)
Total liabilities and stockholders' equity (deficit)	$-	$9,939

The accompanying notes are an integral part of these consolidated financial statements

JA Energy
Statements of Cash Flows
(Unaudited)

	For the nine months	For the nine months
	ended	ended
	May 31, 2015	May 31, 2014
OPERATING ACTIVITIES
Net income (loss)	$614,059	$(2,774,162)
Adjustments to reconcile net loss from operations
to net cash used by operating activities:
Write-off of fixed assets	-	219,311
Write-off of intangible assets	-	2,250,000
spin-off, net (note 4)	(613,036)	-
Forgiveness of accounts payable	(29,156)	-
Depreciation expense	599	2,697
Changes in operating assets and liabilities:
Deposits	-	3,555
Bank over draft	-	947
Accounts payable and accrued expense	15,488	77,326
Net cash used by operating activities	(12,046)	(220,326)

INVESTING ACTIVITIES
Purchase and development of MDU	-	(482)
Net cash used by investing activities	-	(482)

FINANCING ACTIVITIES
Proceeds from notes payable	-	70,000
Proceeds from stockholder advances	12,046	-
Proceeds from related party advances	-	203,952
Payments on related party advances	-	(52,978)
Repayment of other loans	-	(2,843)
Net cash provided by financing activities	12,046	218,131

NET CHANGE IN CASH	-	(2,677)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	2,677
END OF PERIOD	$-	$-

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at May 31, 2015 and its results of operations for the three and nine months ended May 31, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,566,518. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Year end

The Company's fiscal year-end is August 31.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through May 31, 2015 and concluded that they will not have a material effect on the financial statements as of May 31, 2015. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. This guidance goes into effect for annual and interim periods beginning after December 15, 2014; however, we had the option of adopting the guidance early which we chose to do as of August 30, 2014. As a result we no longer report financial results showing inception to date.

 NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the three and nine months ended May 31, 2015 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870. Additionally, the Company wishes to transfer an additional $68,090 of liabilities to Peak but such transfers are subject to the approval of the debtors. We are unable to determine the amount of liabilities that may ultimately be transferred and as such continue to carry such amounts as accounts payable and accrued liabilities.

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

As of May 31, 2015, the Company had net operating loss carry forwards of $1,034,003 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows May 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$ 1,034,003	$ 1,576,739

Total deferred tax assets	361,901	551,859
Less: valuation allowance	(361,901)	(551,859)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of May 31, 2015 was $361,901, as compared to $551,859 as of May 31, 2014. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2015 and May 31, 2014.

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

NOTE 10 – OTHER INCOME AND EXPENSE

As described in Note 4, during the nine months ended May 31, 2015 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870.

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

Results of Operations

During the three and nine months ended May 31, 2015, the Company had no operations other than occasional administrative and accounting functions. As such comparisons of the results for the three and nine months ended May 31, 2015 and May 31, 2014 are not applicable.

Expenses

For the three and nine months ending May 31, 2015, the Company had total general and administrative expenses of $7,290 and $37,163, respectively consisting solely of rent expense and professional fees. For the three months ended May 31, 2014, the company had general and administrative expenses of $64,458 consisting primarily of salaries, rent expense and professional fees. The company also had consulting fees expense of $5,500 for the same period. For the nine months ended May 31, 2014, the company had general and administrative expenses of $248,200 consisting primarily of salaries, rent expense and professional fees. The company also had consulting fees expense of $37,200 for the same period.

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

For the nine months ended May 31, 2015 the company recognized interest expense of $5,834 related to Notes Payable to the Company’s former CEO.

For both the three and nine months ended May 31, 2014 the Company had other expense of $2,475,278 and $2,488,762, respectively. For the three months ended May 31, 2014, other expense was the result of $5,966 in interest expense, $2,250,000 of loss related to the write-off of intangible assets and $219,312 of loss on the abandonment of fixed assets. For the nine months ended May 31, 2014, other expense was the result of $19,450 in interest expense, $2,250,000 of loss related to the write-off of intangible assets and $219,312 of loss on the abandonment of fixed assets.

Net Income

As a result of the forgoing the Company had a net loss for the three ended May 31, 2015 of $7,290 and net income of $614,060 for the nine month ended May 31, 2015. For the three and nine months ended May 31, 2014 the Company had net losses of $2,545,236 and $2,774,162, respectively.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of May 31, 2015, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $4,566,861 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As a result of the transfer of assets and liabilities to Peak Energy as described above the Company’s financial condition has improved as a result of $628,210 of liabilities being transferred. Additionally, $38,186 of payables was forgiven as the result of an agreement. Partially offsetting this improvement was the transfer of assets, net of depreciation, of $9,340. As of May 31, 2015 the Company has no cash or assets and has a negative working capital balance of $158,861. This is an improvement over the negative working capital balance of $765,550 that existed at August 31, 2014, the date of the end of the Company’s fiscal year end.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of May 31, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended May 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Date: July 20, 2015

/s/ Barry Hall

Name: Barry Hall

Title: Chief Executive Officer and Chief

Financial Officer

(Principal Executive Officer and Principal Accounting Officer)