Form 10-K/A
period 2014-08-31
JA Energy
filed 2015-12-02
CIK 1500242

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

IMAGE OMITTED(702) 544-0195

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Large accelerated filer	o☐	Accelerated filer ☐
Non-accelerated filer	o☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 15, 2013, computed by reference to the last sale of $0.05 per-share price quoted on the OTC-BB was $2,170,119.

As of December 15, 2013, there were 43,402,385 shares of common stock, par value $0.001 per share, of the registrant outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to replace the Form 10-K erroneously filed, for a different company, by the Registrant on December 15, 2014, accession Number: 0001350071-14-000122. The EDGAR filing system does not allow the filing of two Form 10-K's for the same period; therefore, we are filing this amended Form 10-K/A to correct this oversight. This amended filing represents the original Form 10-K for the year ending, August 31, 2014.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. When used in this Quarterly Report on Form 10-K/A, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K/A. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

In this form 10-K/A references to "JA Energy", "the Company", "we," "us," and "our" refer to JA Energy.

PART I

 Item 1. Business

 Corporate History

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over the Counter Bulletin Board. In April of 2012 the Company removed the Shell Status. From August 2010 to May 2014 the Company was in the business of designing a of suite modular, self-contained, fully automated, climate controlled units for distributed production of energy. While some of these products we proven to be technologically viable, none were ever developed to the point where they were ready for introduction to the marketplace.

At a meeting of the Stockholders of the Company on September 30, 2014 the Stockholders approved a resolution to urge the Board of Directors of the Company spin-off the Company’s assets and liabilities into a wholly-owned subsidiary and for each shareholder of the Company to receive a pro-rata share ownership of the spin-off company. Further, the spin-off subsidiary would operate as an independent entity separate from the Company with new management operating the current core business of the Company for the benefit of the original stockholders. Additionally, the effect of this action would allow the Company to explore new business opportunities without the burden of the liabilities currently on the books.

On September 30, 2014, the Board of Directors passed a resolution to form a new company called Peak Energy Holdings (Peak) with each shareholder in the Company receiving one share of common of Peak for each share of common stock in the Company and one share of preferred stock of Peak for each share of preferred share of the Company.

In November 9, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement. The Agreement deals with the dividend spin-off of JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly own subsidiary. The subsidiary will have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

•	Mr. James Lusk [the largest debtor of JA Energy] agreed to transfer as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable.

•	Two of the major shareholder in JA Energy will transfer all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•	Mr. James Lusk will transfer all of the common stock ownership he owns and controls in JA Energy to the major shareholders.

•	Mr. James Lusk will provided a notarized signed letter addressed to the Company and auditor that he agrees with this transfer as of March 31, 2014, all assets and liabilities from the Parent to the Subsidiary to the extent legally assignable.

•	JA Energy warrants that any new liabilities incurred on the books of JA Energy after April 1, 2014 will not be transferred to the subsidiary.

•	JA Energy represents and warrants that there have been no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary will have no assets nor liabilities.

•	JA Energy warrants that since April 1, 2014, with the exception of the Preferred voting shares, no other shares have been issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 are the same number of the shares issued at the date of transfer.

•	Once the transfer of assets and liabilities are completed and the shares are exchanged, the subsidiary will be divested from JA Energy will operate independent as a separate entity of JA Energy with its own management;

•	Mr. James Lusk will take control of the Peak Energy Holdings, independent of JA Energy.

•	All Parties shall indemnify and hold harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions

The Agreement does not affect the other shareholders in the Company who will maintain their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

As a result of the foregoing transaction, the Company currently has no assets and minimal liabilities and is now considered a “Shell Company” Securities Act Rule 405 and Exchange Act Rule 12b-2. Under the acts a Shell Company is define as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

As of the date of this filing the Company has no assets, minimal liabilities and no employees. It is the intention of management to keep current with financial reporting requirements and explore various lines of businesses for the Company to enter. However, there can be no assurance that the Company will ever find appropriate business to enter and furthermore, should management successfully identify such a business or businesses, there is no assurance that we will successfully either enter those business or enter into a transaction with entities to allow us to enter into those lines of business.

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

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. WE HAVE LIMITED HISTORICAL FINANCIAL INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

We have a limited operating history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with selling audio housing systems and the competitive environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of research. We may not be able to successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our preferred and common stock to the point that the investors may lose their entire investment. Even if we accomplish these objectives, we may not be able to generate positive cash flows or profits that we anticipate in the future.

2. OUR AUDITORS HAVE MADE REFERENCE TO THE SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCER. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Annual Report for the year ended August 31, 2014 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended August 31, 2014. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE TO US.

We have prepared audited financial statements for the year end for August 31, 2014. For the period from inception (August 26, 2010) through the year end for August 31, 2014, we experienced an operating net loss of $ 2,786,688. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we run out of cash reserves, we would be forced to cease operations.

RISK FACTORS RELATING TO OUR COMPANY

4. SINCE WE HAVE JUST TRANSITIONED FROM A DEVELOPMENT STAGE COMPANY TO A SHELL COMPANY AND CURRENTLY HAVE NO PLANS FOR FUTURE BUSINESSES, THERE ARE NO ASSURANCES THAT OUR THE COMPANY WILL EVER BE SUCCESSFUL.

As of the date of this filing the Company has no assets, minimal liabilities and no employees. It is the intention of management to keep current with financial reporting requirements and explore various lines of businesses for the Company to enter. However, there can be no assurance that the Company will ever find appropriate business to enter and furthermore, should management successfully identify such a business or businesses, there is no assurance that we will successfully either enter those business or enter into a transaction with entities to allow us to enter into those lines of business.

5. WE ARE IN A HIGHLY COMPETITIVE MARKET FOR A SMALL NUMBER OF BUESINESS OPPORTUNITIES, THERE IS RISK THAT WE WOULD BE AN INSIGNIFICAN PARTICIPANT AMOUNG OTHER COMPANIES WITH LARGER FINANCIAL RESOURCES.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.

Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies

6. THE ISSUANCE OF ADDITIONAL STOCK TO COMSUMMATE A BUSINESS COMBINATION WILL REDUCE YOUR PERCENTAGE OF OWNERSHIP IN THE COMPANY, AND REDUCE THE VALUE OF YOUR SHARES.

Our primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the issuance of our securities to the shareholders of the private company. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management.

7. THERE IS A RISK WE WILL NOT BE ABLE TO IDENTIFY ANY SUITABLE BUSINESS COMBINATIONS.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

8. SINCE WE HAVE NOT CONDUCTED ANY MARKET REEARCH, THERE IS A RISK THAT MERGER OR ACQUISITION OPPORTUNITIES DO NOT EXIT AT THE TIME.

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions we contemplate. Moreover, we do not have, and do not plan to establish, a marketing organization. Even if demand is identified for a merger or acquisition, we cannot assure you that we will be successful in completing a business combination.

9. THERE CAN BE NO ASSURANCE OF PROFITABILITY, EVEN ONCE AN ACQUISITION HAS BEEN ACCOMPLISHED.

We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies.

10. THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY POTENTIAL BUSINESS OPPORTUNITIES.

Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

11. IF OUR COMPANY IS NOT SUCCESSFUL, WE MAY OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Annual Report, we experienced a net loss from operations of 2,788,878 for the year ending August 31, 2014 and currently have an accumulated deficit of $5,180,577.

These factors raise substantial doubt that we will be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our successfully identifying and engaging in a profitable line of business. We may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

 12. OUR COMPANY MAY REQUIRE ADDITIONAL CAPITAL AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We may require additional capital to finance our continued existence. To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.

13. ONE SINGLE SHAREHOLDER OWNS 1,000,000 SHARES OF PREFERRED STOCK WHICH GIVES HIM VOTING CONTROL OF THE COMPANY AND AS SUCH OTHER INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

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

15. THE NATURE OF OUR OPERATIONS ARE HIGHLY SPECULATIVE.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

16. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

RISKS RELATING TO OUR COMMON SHARES

17. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

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

18. ALTHOUGH OUR SHARES OF COMMON STOCK ARE QUOTED ON A THE OTC-BB, THEY ARE PENNY STOCKS.

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

19. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOPED, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

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

20. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

21. WE HAVE ISSUED SHARES OF PREFERRED STOCK AND MAY IN THE FUTURE ISSUE ADDITIONAL PREFERRED STOCK THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

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

22. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

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

23. HOLDERS OF OUR PREFERRED AND COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF PREFERRED AND/OR COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our preferred and common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of preferred and common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

24. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officer and director and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the U. S. Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

25. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of August 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our preferred and common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

All administrative facilities are housed in in Las Vegas, NV. The Company owns no real estate. Our office is currently located at 8250 W. Charleston Blvd, Suite 110, Las Vegas, NV 89117.

Our telephone number is: (702) 544-0195.

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

Year ended August 31, 2014	High	Low
First Quarter	$0.96	$0.85
Second Quarter	$2.95	$0.85
Third Quarter	$2.58	$0.02
Fourth Quarter	$1.00	$0.02

Year ended August 31, 2013	High	Low
First Quarter	$1.00	$0.019
Second Quarter	$0.95	$0.02
Third Quarter	$1.22	$0.20
Fourth Quarter	$0.20	$0.05

* The first trade of the Company’s stock took place on October 25, 2011.

(b) Holders of Common Stock

 As of December 15, 2014, there were approximately one hundred twenty (110) holders of record of our Common Stock.

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

Results of Operations for the year ended August 31, 2014 versus the year ended August 31, 2013.

Expenses

During the fiscal year ended August 31, 2014, the Company had total operating expenses of $252,784, as compared to total operating expenses of $648,270 for the same period in 2013, and decrease of $395,486 or 61.0%. The decrease in expenses represented decrease in general and administrative expenses of $396,186 partially offset by an increase in consulting fees of $700 for the same period last year.

Other expenses

During the fiscal year ended August 31, 2014, total other expense was $2,536,094 compared to $1,391,322 for the same period of the prior year, an increase of $1,144,772 or 82.3%. Contributing to the increase was a write-off of intangible assets of $2,286,165 and a loss on abandonment of fixed assets of $219,312in 2014. These amounts were partially offset by other expenses incurred in 2013 of a loss on abandonment of farming operations of $503,533 and expense related to the issue of warrants for debt of $875,000. Also offsetting the increase was a decrease of interest expense of $17,828 when comparing the year ended August 31, 2014 to the same period in 2014

Net loss

Based on the foregoing the Company had a net loss of $2,788,878 for the year ended August 31, 2014 compared to a net loss of $2,039,592 for the same period in 2013.

Results of Operations for the year ended August 31, 2014 versus the year ended August 31, 2012.

Revenues, Cost of Goods Sold and Gross Profit

During the year ended August 31, 2012 the Company had revenues of $5,000 from the sale of 5,000 pounds of Jerusalem Artichoke Seeds at $1.00 per pound. These seeds came from a Jerusalem Artichoke planting that took place in Colorado. This sale represents the entire crop available for sale, as the balance of the crop was lost due to an early season heat wave. Cost of sales for this product was $3,750 resulting in a gross profit of $1,250. There were no revenues during the period ended August 31, 2013.

Expenses

During the year ended August 31, 2013, the Company had total operating expenses of $648,270 compared to total operating expenses of $277,323 for the same period last year, an increase of $370,947 or 133.8%. The increase was primarily due to an increase in general and administrative expenses of $375,414, partially offset by a decrease in consulting fees of $4,467 for the same periods.

Other expenses and income

 Other expenses for the period ended August 31, 2013 were $1,391,322 for the year ended August 31, 2013 compared to other income of $23 interest income in the same period for 2013. The 2013 balance were primarily due to a loss on abandonment of farming operations of $503,533 and expense related to the issue of warrants for debt of $875,000. Also, in 2014 the Company recognized $12,789 in interest expense.

 Net loss

Based on the foregoing the Company had a net loss of $2,039,592 for the year ended August 31, 2013 compared to a net loss of $276,050 for the same period in 2012.

Going Concern

As discussed above, we experienced a net loss from operations of $ 2,786,688 for the year ending August 31, 2014 and currently have an accumulated deficit of $5,178,387.

These factors raise substantial doubt that we will be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our successfully identifying and engaging in a profitable line of business. We may not be successful in addressing these issues.

Liquidity and Capital Resources

As of August 31, 2013 the Company has no cash nor current assets but had current liabilities $773,299 including promissory notes and advances payable to our former CEO and secured promissory notes payable to a stockholder.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through August 31, 2014 and concluded that they will not have a material effect on the financial statements as of August 31, 2013. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. As a result we no longer report financial results showing inception to date.

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

Certified Public Accountants

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JA Energy

We have audited the accompanying balance sheets of JA Energy as of August 31, 2013 and August 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2014. JA Energy’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JA Energy as of August 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at August 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 15, 2014

JA Energy
(A Development Stage Company)
Balance Sheets
(Audited)

	August 31,	August 31,
	2014	2013
ASSETS
Current assets:
Cash and equivalent	$-	$2,677
Deposits	-	3,555
Total current assets	-	6,232
MDU fixed asset	-	216,799
Furniture, fixtures and vehicle, net	9,939	15,565
Total fixed assets	9,939	232,364
Total assets	$9,939	$238,596

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$109,281	$30,902
Accounts payable , related parties	10,717	9,550
Bank overdraft	1,202	-
Notes payable	50,000	-
Loan Payable – current	4,068	3,822
Loan Payable - related party	600,221	438,826
Total current liabilities	775,489	483,100

Long-term liabilities
Loan payable - long term	7,370	11,438
Total long-tem liabilities	7,370	11,438
Total liabilities	782,859	494,538
Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares and
-0- shares issued and outstanding as of August 31, 2014 and August 31, 2013,
respectively	1,000	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 43,402,385
and 38,402,385 shares issued and outstanding as of August 30, 2014 and August 31, 2013
respectively	43,403	38,403
Additional paid-in capital	4,272,733	2,006,833
Stock subscription payable	90,521	90,521
Accumulated deficit	(5,180,577)	(2,391,699)
Total stockholders' deficit	(772,920)	(255,942)
Total liabilities and stockholders' equity (deficit)	$9,939	$238,596

The accompanying notes are an integral part of these consolidated financial statements

JA Energy
(A Development Stage Company)
Consolidated Statements of Operations
(Audited)

	For the year	For the year
	ended	ended
	August 31, 2014	August 31, 2013
Operating expenses:
General and administrative	$215,584	$611,770
Consulting fees	37,200	36,500
Total operating expenses	252,784	648,270

Other expenses:
Interest expense	30,617	12,789
Write-off intangible assets	2,286,165	-
Loss on abandonment of fixed assets	219,312	-
Abandonment of farming operations	-	503,533
Warrant issued for debt	-	875,000
Total other expenses	2,536,094	1,391,322

Net loss	$2,788,878	$2,039,592

Net loss per share - basic	$0.07	$0.05

Weighted average number of common
shares outstanding – basic	40,361,289	38,402,385

The accompanying notes are an integral part of these consolidated financial statements

JA Energy
(A Development Stage Company)
Statement of Stockholders' Deficit
(Audited)
					Additional	Stock
	Preferred Stock		Common Stock		Paid in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)
BALANCE, AUGUST 31, 2012	-	$ -	37,256,703	$ 37,257	$ 207,433	$ 90,521	$ (352,107)	$ (16,896)

Sale of common stock for cash at $0.50 per share	-	-	20,000	20	9,980	-	-	10,000
Warrants to purchase common stock issued in								-
exchange for debt	-	-	-	-	890,000	-	-	890,000
Common stock issued for MDU cost	-	-	87,682	88	70,057	-	-	70,145
Common stock issued for compensation	-	-	462,000	462	369,138	-	-	369,600
Commons stock issued for accrued MDU cost	-	-	36,000	36	28,765	-	-	28,801
Common stock issued for accrued farming cost			540,000	540	431,460		(2,039,592)	(1,607,592)
Net loss	-	-	-	-	-	-	-	-
BALANCE, AUGUST 31, 2013	-	-	38,402,385	38,403	2,006,833	90,521	(2,391,699)	(255,942)

Common stock issued in exchange for patent rights	-	-	5,000,000	5,000	2,245,000	-	-	2,250,000
Preferred stock issued in exchange for debt	1,000,000	1,000	-	-	20,900	-	-	21,900
Net loss	___ -	__ -	_____ -	__ -	_______ -	___ -	(2,788,878)	(2,788,878)
BALANCE, AUGUST 31, 2014	1,000,000	$ 1,000	43,402,385	$ 43,403	$ 4,272,733	$ 90,521	$(5,180,577)	$(772,920)

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy (A Development Stage Company)
Statements of Cash Flows
Audited

	For the year	For the year
	ended	ended
	August 31, 2014	August 31, 2013
OPERATING ACTIVITIES
Net loss	$(2,788,878)	$(2,039,592)
Adjustments to reconcile net loss from operations
to net cash used by operating activities:
Stock based compensation	-	379,600
Warrant expense	-	875,000
Abandoned farming operations		432,000
Write-off of fixed assets	219,311	-
Write-off of intangible assets	2,286,165	-
Depreciation expense	3,596	7,115
Changes in operating assets and liabilities:
Prepaid expense	-	7,210
Inventory	-	62,323
Deposits	3,555	(1,000)
Bank over draft	1,202	-
Accounts payable and accrued expense	80,279	3,308
Accounts payable - related party	-	(250)
Net cash used by operating activities	(194,770)	(274,286)

INVESTING ACTIVITIES
Purchase and development of MDU	(482)	(57,908)
Patent expenses	(36,165)	-
Purchase of fixed assets; vehicle and equipment	-	(2,030)
Net cash used by investing activities	(36,647)	(59,938)

FINANCING ACTIVITIES
Proceeds from sales of common stock
and contributed capital	-	-
Proceeds from notes payable	70,000	339,826
Proceeds from related party advances	215,540	-
Repayment of related party advances	(52,978)	-
Repayment of other loans	(3,822)	(3,324)
Net cash provided by financing activities	228,740	336,502

NET CHANGE IN CASH	(2,677)	2,278

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,677	399
END OF PERIOD	$-	$2,677

SUPPLEMENTAL DISCLOSURES:
Interest paid	$18,500	$-
Income taxes paid	$-	$-

Not cash transactions
Warrant expense	$-	$875,000
Abandonment of farming operations	$-	$432,000
Contributed capital with note conversion	$-	$15,000
Insurance of stock for intangible assets	$2,250,000	$-
Preferred stock issued for debt	$21,900	$-
Interest paid	$1,900	$-
MDU components	$-	$89,946
Stock compensation	$-	$379,600

The accompanying notes are an integral part of these consolidated financial statements

JA Energy

Notes to Financial Statements

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

In November 9, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement. The Agreement deals with the dividend spin-off of JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly own subsidiary. The subsidiary will have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

•	Mr. James Lusk [the largest debtor of JA Energy] agreed to transfer as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable.

•	Two of the major shareholder in JA Energy will transfer all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•	Mr. James Lusk will transfer all of the common stock ownership he owns and controls in JA Energy to the major shareholders.

•	Mr. James Lusk will provided a notarized signed letter addressed to the Company and auditor that he agrees with this transfer as of March 31, 2014, all assets and liabilities from the Parent to the Subsidiary to the extent legally assignable.

•

JA Energy

Notes to Financial Statements

•	JA Energy warrants that any new liabilities incurred on the books of JA Energy after April 1, 2014 will not be transferred to the subsidiary.

•	JA Energy represents and warrants that there have been no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary will have no assets nor liabilities.

•	JA Energy warrants that since April 1, 2014, with the exception of the preferred voting shares, no other shares have been issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 is the same number of the shares issued at the date of transfer.

•	Once the transfer of assets and liabilities are completed and the shares are exchanged, the subsidiary will be divested from JA Energy will operate independent as a separate entity of JA Energy with its own management;

•	Mr. James Lusk will take control of the Peak Energy Holdings, independent of JA Energy.

•	All Parties shall indemnify and hold harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions.

The Agreement does not affect the other shareholders in the Company who will maintain their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

As a result of the foregoing transaction, the Company currently has no assets and minimal liabilities and is now considered a “Shell Company” Securities Act Rule 405 and Exchange Act Rule 12b-2. Under the acts a Shell Company is define as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

•

JA Energy

Notes to Financial Statements

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $5,180,577. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

•

JA Energy

Notes to Financial Statements

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

Year end

The Company's fiscal year-end is August 31.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through August 31 , 2014 and concluded that they will not have a material effect on the financial statements as of August 31, 2013. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. As a result we no longer report financial results showing inception to date.

•

JA Energy

Notes to Financial Statements

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

•

JA Energy

Notes to Financial Statements

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

JA Energy

Notes to Financial Statements

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

As of August 31, 2014, at total of $65,500 in repayment had been made against total loans and advances $657,347. Additionally during the year ended August 31, 2014 the company incurred interest expense of $27,871 of which $18,500 was paid. .

•

JA Energy

Notes to Financial Statements

NOTE 6 - LOAN PAYABLE

The Company received a loan from US Bank in the amount of $20,000 secured by the 2011 Ford Taurus. The loan is a fully amortized loan with monthly payments of $389 for 60 months.

Period Ended	Principle	Interest	Payments
August 31, 2015	$4,068	$599	$4,668
August 31, 2016	$4,330	$388	$4,668
August 31, 2017	$3,040	$66	$3,106

At August 31, 2014, the principal outstanding on this loan was $11,438.

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

As of August 31, 2014, the Company had net operating loss carry forwards of $1,576,739 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

•

JA Energy

Notes to Financial Statements

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$ 1,648,063	$ 1,109,185

Total deferred tax assets	576,822	388,215
Less: valuation allowance	(576,822)	(388.215)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of August 31, 2014 was $576,822, as compared to $388,215 as of August 31, 2013. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2014 and August 31, 2013.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At August 31, 2014, we had an unused net operating loss carryover approximating $1,648,063that is available to offset future taxable income which expires beginning 2030.

NOTE 9 - ABANDONMENT OF FARMING OPERATIONS

During the year ended August 31, 2013, the Company substantially completed the modular distillation unit (MDU), and abandoned the farming operations. The loss from ceasing the farming operation is $503,533.

•

JA Energy

(A Development Stage Company)

Notes to Financial Statements

NOTE 10 - WRITE-OFF OF INTANGIBLE ASSET

As described in Note 4 to these financial statements on April 10, 2014, the Company issued 5,000,000 unregistered restricted shares of common stock to James L. Lusk, the then CEO of the Company, for his work and knowledge in inventing the MEG (formally known as “Electrical Generation System, Method of Producing Electrical Energy, And Manufacturing An Electrical Generation System”). The 5,000,000 shares were issued in exchange for Patent Application No. 61/909,919, Ref. No. 0348730-PROV3 for the MEG, and such patent was filed on November 27, 2013. As a result of this transaction the Company booked Intangible Assets related to the patent applications at a value of $2,250,000 which was the fair market value of the stock issued ($0.45 per share). Additionally, the Company capitalized $36,165 in legal expenses related to the patent applications. Subsequent to the issuance of these shares and costs management decided that the value of the patent applications was indeterminable and, as such wrote the value of the intangible assets to zero and booked a charge of $2,286,165 related to the write-off.

NOTE 11 - WRITE-OFF OF MDU FIXED ASSET

During the year ended August 31, 2014, the Company wrote off it MDU demonstration unit resulting in a charge to other expense of $219,312.

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

•

JA Energy

Notes to Financial Statements

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

In November 9, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement. The Agreement deals with the dividend spin-off of JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly own subsidiary. The subsidiary will have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

•	Mr. James Lusk [the largest debtor of JA Energy] agreed to transfer as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable.

•	Two of the major shareholder in JA Energy will transfer all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•	Mr. James Lusk will transfer all of the common stock ownership he owns and controls in JA Energy to the major shareholders.

•

JA Energy

Notes to Financial Statements

•	Mr. James Lusk will provided a notarized signed letter addressed to the Company and auditor that he agrees with this transfer as of March 31, 2014, all assets and liabilities from the Parent to the Subsidiary to the extent legally assignable.

•	JA Energy warrants that any new liabilities incurred on the books of JA Energy after April 1, 2014 will not be transferred to the subsidiary.

•	JA Energy represents and warrants that there have been no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary will have no assets nor liabilities.

•	JA Energy warrants that since April 1, 2014, with the exception of the Preferred voting shares, no other shares have been issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 are the same number of the shares issued at the date of transfer.

Once the transfer of assets and liabilities are completed and the shares are exchanged, the subsidiary will be divested from JA Energy will operate independent as a separate entity of JA Energy with its own management;

•	Mr. James Lusk will take control of the Peak Energy Holdings, independent of JA Energy.

•	All Parties shall indemnify and hold harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions.

The Agreement does not affect the other shareholders in the Company who will maintain their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

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

Item 9B. Other Information.

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance.

Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K/A.

The following information required by this Item will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders held on July 29, 2014 and is incorporated herein by this reference:

  Information regarding directors of the Company.

  Information regarding the Company's Audit Committee and designated "audit committee financial experts".

  Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.

Item 11. Executive Compensation

The information required by this Item will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders held on September 30, 2014 and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information required by this Item will be set forth under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders held on September 30, 2014 and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the Company's definitive proxy statement for the Annual Meeting of Stockholders held on September 30, 2014 is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on September 30, 2014 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	8/31/10	3.1	09/20/10
3.2	By-laws as currently in effect		S-1	8/31/10	3.2	09/20/10
23.1	Consent of Auditor for financial statements dated December 2, 2015	X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JA Energy Registrant

Date: November 30, 2015	/s/ Barry Hall
Name: Barry Hall
Title: President, Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Barry Hall Barry Hall	President, Director and Chief Executive Officer, Chief Financial Officer	November 30, 2015

/s/ Frank Arnone Frank Arnone	Director	November 30, 2015