Form 10-K
period 2015-08-31
JA Energy
filed 2015-12-15
CIK 1500242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File Number: 000-54236

JA Energy
(Exact name of registrant as specified in its charter)

Nevada	27-3349143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8250 W. Charleston Blvd, Suite 110, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

[Missing Graphic Reference](702) 544-0195
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
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 15, 2015, computed by reference to the last sale of $0.05 per-share price quoted on the OTC-BB was $2,170,119.

As of December 15, 2015, there were 43,402,385 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

In November 9, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement. The Agreement deals with the dividend spin-off of JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly own subsidiary. The subsidiary will have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to and put into effect the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

●	Mr. James Lusk [the largest debtor of JA Energy] transferred as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable.

●	Two of the major shareholder in JA Energy transferred all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

●	Mr. James Lusk transferred all of the common stock ownership he owned and controlled in JA Energy to the major shareholders.

●
Mr. James Lusk provided a notarized signed letter addressed to the Company and auditor that he agreed to transfer as of March 31, 2014, all assets and liabilities from the Parent to the Subsidiary to the extent legally assignable.

●	JA Energy warranted that any new liabilities incurred on the books of JA Energy after April 1, 2014 would not be transferred to the subsidiary.

●
JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary would have no assets nor liabilities.

●
JA Energy warranted that since April 1, 2014, with the exception of the Preferred voting shares, no other shares were issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

●
Upon the completion of  the transfer of assets and liabilities shares were exchanged and the subsidiary was divested from JA Energy and now operates independent as a separate entity of JA Energy with its own management;

●	Mr. James Lusk took control of the Peak Energy Holdings, independent of JA Energy.

●	All Parties indemnified and held harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions

The Agreement did not affect the other shareholders in the Company who will maintained their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

As a result of the foregoing transaction, the Company currently has no assets, minimal liabilities and no employees and is now considered a “Shell Company” Securities Act Rule 405 and Exchange Act Rule 12b-2.  Under the acts a Shell Company is define as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

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

Our financial statements included with this Annual Report for the year ended August 31, 2015 have been prepared assuming that we will continue as a going concern.  Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended August 31, 2015.  Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors.  Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion.  Additionally, any loans we might obtain may be on less advantageous terms.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business.  We plan to seek additional funds through private placements of our preferred and common stock.  You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies.  If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3.  WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE TO US.

We have prepared audited financial statements for the year end for August 31, 2015.  For the period from inception (August 26, 2010) through the year end for August 31, 2015, we experienced an operating net loss of $ 4,541,180.  Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities.  The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing.  It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.  If we run out of cash reserves, we would be forced to cease operations.

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

5.  WE ARE IN A HIGHLY COMPETITIVE MARKET FOR A SMALL NUMBER OF BUSINESS OPPORTUNITIES, THERE IS RISK THAT WE WOULD BE AN INSIGNIFICAN PARTICIPANT AMOUNG OTHER COMPANIES WITH LARGER FINANCIAL RESOURCES.

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

11. IF OUR COMPANY IS NOT SUCCESSFUL, WE MAY OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Annual Report, we experienced a net income of $639,397 for the year ending August 31, 2015 primarily as a result of the transfer of assets and liabilities to the spin-off company and the forgiveness of certain payables.  Without these gains the Company would have experience a net loss.  Additionally, we currently have an accumulated deficit of $4,541,180.

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

As of August 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting.  The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

Year ended August 31, 2015	High	Low

First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.50
Third Quarter	$0.50	$0.05
Fourth Quarter	$0.05	$0.05

Year ended August 31,	High	Low

First Quarter	$.96	$0.85
Second Quarter	$2.95	$0.85
Third Quarter	$2.58	$0.02
Fourth Quarter	$1.00	$0.02

* The first trade of the Company’s stock took place on October 25, 2011.

(b) Holders of Common Stock

 As of December 15, 2015, there were approximately one hundred twenty (120) holders of record of our Common Stock.

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

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2015 or August 31, 2014.

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

Results of Operations for the year ended August 31, 2015 versus the year ended August 31, 2014.

Expenses

During the fiscal year ended August 31, 2015, the Company had total operating expenses of $32,948, as compared to total operating expenses of $252,784 for the same period in 2014, a decrease of $219,836 or 87.0%. The decrease in expenses represented decreases in general and administrative expenses of $182,636 and consulting fees of $37,200 for the same period last year.

Other income and expenses

On October 15, 2014, as part of an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”)Mr. James Lusk (the largest debtor of JA Energy and its former CEO) agreed to transfer as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable. During the year ended August 31, 2015 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings.  This transfer resulted in other income of $618,870 for the year ended August 31, 2015.

On October 27, 2014 the Company entered into an agreement with two former employees, one of whom was a former director of the Company, whereby all parties agreed to release and hold harmless from any liabilities that existed prior to the date of the agreement.  The result of this agreement was the forgiveness of this debt by the former employees of $38,186 in compensation owed to the employees which was recognized as other income during the year ended August 31, 2015.  Also, during the year ended August 31, 2015 the company recognized a gain of $21,122 related to the forgiveness of two other payables.  As a result, the Company recognized a gain of $59,308 related to the forgiveness of accounts payable.

For the years ended August 31, 2015 and 2014 the company recognized interest expense of $5,834 and $30,617, respectively related to Notes Payable to the Company’s former CEO.

For year ended August 31, 2014 the Company had other expense of $2,536,094 resulting from $30,617 of interest expense, $2,286,165 of loss related to the write-off of intangible assets and $219,312 of loss on the abandonment of fixed assets.

Net loss

Based on the foregoing the Company had net income of $639,397 for the year ended August 31, 2015 compared to a net loss of $2,788,878 for the same period in 2014.

Going Concern

As discussed above, we experienced a net income of $639,397 for the year ending August 31, 2015 primarily as a result of the transfer of assets and liabilities to the spin-off company and the forgiveness of certain payables.  Without these gains the Company would have experience a net loss.  Additionally, we currently have an accumulated deficit of $4,541,180.

These factors raise substantial doubt that we will be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our successfully identifying and engaging in a profitable line of business. We may not be successful in addressing these issues.

Liquidity and Capital Resources

As of August 31, 2015 the Company has no assets but had current liabilities $133,523.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through August 31, 2015 and concluded that they will not have a material effect on the financial statements as of August 31, 2015.  However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP.  As a result we no longer report financial results showing inception to date.

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

Item 8. Financial Statements and Supplementary Data.

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JA Energy

We have audited the accompanying balance sheets of JA Energy as of August 31, 2014 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2015.  JA Energy’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JA Energy as of August 31, 2014 and 2015, and the results of its operations and cash flows for each of the years in the two-year period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no meaningful revenues, has negative working capital at August 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
      Seale and Beers, CPAs

Las Vegas, Nevada
December 14, 2015

JA Energy
Balance Sheets as of August 31, 2015 and August 31, 2014
(Audited)

	August 31,	August 31,
	2015	2014

ASSETS

Furniture, fixtures and vehicle, net	$-	$9,939
Total assets	$-	$9,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$68,275	$109,281
Accounts payable, related parties	-	10,717
Advances from stockholders	14,046	-
Bank overdraft	1,202	1,202
Note payable - related party	50,000	50,000
Loan Payable - current	-	4,068
Loans Payable - related party	-	600,221
Total current liabilities	133,523	775,489

Long-term liabilities
Loan payable - long term	-	7,370
Total long-tem liabilities	-	7,370
Total liabilities	133,523	782,859

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and
and outstanding as of August 31, 2015
and August 31, 2014	1,000	1,000
Common stock, $0.001 par value,
70,000,000 shares authorized, 43,402,385
shares issued and outstanding as of
August 31, 2015 and August 31, 2014	43,403	43,403
Additional paid-in capital	4,272,733	4,272,733
Stock subcription payable	90,521	90,521
Accumulated deficit	(4,541,180)	(5,180,577)
Total stockholders' deficit	(133,523)	(772,920)
Total liabilities and stockholders' equity (deficit)	$-	$9,939

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy
Statements of Operations
for the years ended August 31, 2015, and August 31, 2014
(Audited)

	For the year	For the year
	ended	ended
	August 31, 2015	August 31, 2014

Operating expenses:
General and administrative	$32,948	$215,584
Consulting fees	-	37,200
Total operating expenses	32,948	252,784

Other income (expenses):
Forgiveness of accounts payable	59,308	-
Transfer of assets and liabilities to
spin-off company (Note 4)	618,870	-
Interest expense	(5,833)	(30,617)
Write-off intangible assets	-	(2,286,165)
Loss on abandonment of fixed assets	-	(219,312)
Total other expenses	672,345	(2,536,094)

Net income (loss)	$639,397	$(2,788,878)

Basic income (loss) per share	$0.01	$(0.07)
Diluted income (loss) per share	$0.01	(0.07)

Weighted average number of common
shares outstanding - basic	43,402,385	40,361,289

Weighted average number of common
shares outstanding - fully diluted	43,402,385	40,361,289

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy
Statement of Stockholders' Deficit
for the years ended August 31, 2015 and August 31, 2014
(Audited)

					Additional	Stock
	Preferred Stock		Common Stock		Paid in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

BALANCE, AUGUST 31, 2013	-	-	38,402,385	38,403	2,006,833	90,521	(2,391,699)	(255,942)

Common stock issued in exchange for patent rights	-	-	5,000,000	5,000	2,245,000	-	-	2,250,000

Preferred stock issued in exhange for debt	1,000,000	1,000	-	-	20,900	-	-	21,900

Net loss	-	-	-	-	-	-	(2,788,878)	(2,788,878)

BALANCE, AUGUST 31, 2014	1,000,000	1,000	43,402,385	43,403	4,272,733	90,521	(5,180,577)	(772,920)

Net income	-	-	-	-	-	-	639,397	639,397

BALANCE, AUGUST 31, 2015	1,000,000	$1,000	43,402,385	$43,403	$4,272,733	$90,521	$(4,541,180)	$(133,523)

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy
Statements of Cash Flows the years ended August 31, 2015 and August 31, 2014
(Audited)

	For the year	For the year
	ended	ended
	August 31, 2015	August 31, 2014

OPERATING ACTIVITIES
Net income (loss)	$639,397	$(2,788,878)
Adjustments to reconcile net loss from operations
to net cash used by operating activities:
Write-off of fixed assets	-	219,311
Write-off of intangible assets	-	2,286,165
spin-off, net (note 4)	(613,036)	-
Forgiveness of accounts payable	(59,308)	-
Depreciation expense	599	3,596
Changes in operating assets and liabilities:
Deposits	-	3,555
Bank over draft	-	1,202
Accounts payable and accrued expense	18,302	80,279
Net cash used by operating activities	(14,046)	(194,770)

INVESTING ACTIVITIES
Purchase and development of MDU	-	(482)
Patent expenses	-	(36,165)
Net cash used by investing activities	-	(36,647)

FINANCING ACTIVITIES
Proceeds from notes payable	-	70,000
Proceeds from stockholder advances	14,046	-
Proceeds from related party advances	-	215,540
Payments on related party advances	-	(52,978)
Repayment of other loans	-	(3,822)
Net cash provided by financing activities	14,046	228,740

NET CHANGE IN CASH	-	(2,677)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	2,677
END OF PERIOD	$-	$-

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,541,180. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Earnings per Share.

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common s hareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

Year end

The Company's fiscal year-end is August 31.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through August 31, 2015 and concluded that they will not have a material effect on the financial statements as of August 31, 2015.  However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP.  This guidance goes into effect for annual and interim periods beginning after December 15, 2014; however, we had the option of adopting the guidance early which we chose to do as of August 31, 2014.  As a result, we no longer report financial results showing inception to date.

 NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the year ended August 31, 2015 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings.  This transfer resulted in other income of $618,870.  Additionally, the Company wishes to transfer an additional $68,090 of liabilities to Peak but such transfers are subject to the approval of the debtors.  We are unable to determine the amount of liabilities that may ultimately be transferred and as such continue to carry such amounts as accounts payable and accrued liabilities.

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

As of August 31, 2015 there company owed a stockholder $14,046 for payments made on behalf of the company.

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

As of August 31, 2015, the Company had net operating loss carry forwards of $1,008,666 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows August 31, 2015 and 2014:

	2015	2014

Deferred tax assets:
Net operating loss carry forward	$1,008,666	$1,648,063

Total deferred tax assets	353,033	576,822
Less: valuation allowance	(353,033)	(576,822)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2015 was $353,033, as compared to $576,822 as of August 31, 2014. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2015 and August 31, 2014.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	-%

NOTE 8 - NOTES PAYABLE – Related Party

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

NOTE 9 – OTHER INCOME AND EXPENSE

As described in Note 4, during the year ended August 31, 2015 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings.  This transfer resulted in other income of $618,870.

On October 27, 2014 the Company entered into an agreement with two former employees, one of whom was a former director of the Company, whereby all parties agreed to release and hold harmless from any liabilities that existed prior to the date of the agreement.  The result of this agreement was the forgiveness by the former employees of $38,186 in compensation owed to the employees.

NOTE 10 – EXCERCISABLE WARRANTS

On March 1, 2011, the Company received $15,000 as a loan from a non - related third party. The loan was unsecured, payable on demand and non-interest bearing. Effective March 19, 2013, the debt was exchanged for warrants to purchase up to 1,200,000 shares of common $.001 par value stock at $1.00 per share after March 19, 2014 and before March 19, 2017. For Financial reporting, the exchange was recorded as a capital contribution of $890,000, and warrants expense of $875,000 at the time of the exchange; common stock is not issued until the warrants are exercised, fully diluted earnings (loss) per share does include those exercisable by warrant as the effect is anti-dilutive.

NOTE 11 – SUBSEQUENT EVENTS

The Company's management has evaluated all transactions since the balance sheet date and does not believe any of them will have a material impact on the financial statements.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance.

The names, ages and positions of the Company's director and executive officer are as follows:

Name	Age	Position & Offices Held

Barry Hall (Director since 4/10/2014)	67	Chief Executive Officer and Chief Financial Officer/Director

Frank Arnone (Director since 4/10/2014)	69	Director

Biographies of the Management Team of JA Energy, Inc.

Barry Hall, Director and Chief Financial Officer

Barry Hall concurrently is the President of Carlaris LV Inc. (Carlaris), which provides managing and consulting services. Since July 2007 Hall has served as President of Carlaris and its predecessor company Carlaris, Inc., which provides management and consulting services. Mr. Hall also serves at Executive Chairman CEO and CFO of EZJR, Inc. (symbol: EZJR), an Internet marketing and service provider

 Prior to the formation of Carlaris, Hall had various management roles including Chairman and Chief Executive Officer of CalAmp Corp. (symbol:CAMP), Chief Financial Officer of Earthlink, Inc. (symbol:ELNK), Chief Financial Officer of Styleclick, Inc., Chief Financial Officer of L.A. Cellular and Chief Financial Officer of Applied Solar Energy Corporation. Early in his career Hall worked as a Certified Public Accountant and audit manager for Arthur Young & Company where he managed the audits of a variety of companies in the high-tech, financial services and restaurant industries.

Hall holds an MBA and a BA in Mathematics, both earned at San Diego State University. Between earning these degrees Hall served as a First Lieutenant in the United States Marine Corp and was selected for the rank of Captain prior to his discharge.

Frank Arnone, Director

Frank Arnone received his Bachelor of Arts in Marketing from Long Island University in 1972, and served in the United States Army from 1966-1970. He has over 30 years of experience in consumer marketing at various restaurant companies at both the regional and national level, including Foodmaker Inc., Steak and Ale Restaurant Group, Pepsico-Restaurant Divison and Flagstar/Advantica Inc. While working in this industry his emphasis was on brand development, research and design of new products and the implementation of advertising and media planning.

 From 2007-2009 he served as the President and Director of Total Nutraceutical Solutions (OTCBB: TNUS)(formerly Generic Marketing Services).

 He is the founder and president of Sir Toms Tobacco Emporium a small retail chain which focuses on specialty products for the male consumer.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We are providing a thorough discussion and analysis of our executive compensation program to our shareholders so that they will continue to have confidence in the integrity and design of our executive compensation program.  As stated in Proposal 3 in this proxy statement, our shareholders are being asked to approve a non-binding advisory resolution related to our executive compensation program.  We encourage our shareholders to review the summary of our executive compensation program, the advisory vote item.  In addition, the discussion below and the executive compensation tables that follow provide more detailed information related to our executive compensation program.

We believe that our executive compensation program appropriately aligns pay with performance and plays a key role in achieving our business goals and creating shareholder value as well as supporting our values and beliefs.

All important aspects of our executive compensation program are reviewed below.  Our discussion and analysis focuses on each of the key components of our executive compensation program for the following named executive officers:

Compensation Philosophy and Objectives

In designing and administering the company’s executive compensation program, the board of directors is guided by an overall philosophy that emphasizes pay for performance and includes the following key objectives:

●
Reward executive performance consistent with our objectives, including operational effectiveness and financial results, which in turn should create value for our shareholders and reduce the need for, or the size of, rate increases for our utility customers;

●	Attract, retain, motivate and develop a highly qualified executive staff;

●
Provide a mix of fixed and variable pay, as well as a mix of short-term and long-term incentives to appropriately balance executive focus on short-term and long-term goals and avoid excessive risk-taking; and

●	Provide a mechanism for executives to have a stake in the company through stock ownership.

These objectives are embedded in the design of our executive compensation program in a way that we believe rewards performance, reinforces the right behaviors, and contributes to short-term and long-term business results.  They also help us attract and retain highly qualified executives who are committed to the long-term success of the company and value creation for our shareholders.

We implement our executive compensation philosophy through the following programs:

Compensation	Program	Objectives To Be Achieved
Annual Cash Compensation	Base Salary*	Reward for Company Performance
Named Executive Officers 2014-2015 annual based salaries: Barry Hall - Base Salary: $0 Frank Arnone - Base Salary: $0 * Based on no cash flows a program has yet to be determined by the Board
Short/Long-Term Incentive Compensation	A Program has yet to be determined by the Board.	● To be determined by the Board
Benefits	None- Until such time as the Company has sufficient working capital to provide any benefits.	Management needs to find additional financing and/or move the Company into a positive cash flow before any benefits can be issued to the NEO's.

Key Components of our Executive Compensation Program

The key components of our executive compensation program are base salary, annual short-term incentive compensation, long-term incentive compensation (restricted stock for achievement of milestones).  In this mix of compensation, the achievement of the milestones is a significant portion of total compensation. Base salaries are based the Company’s limited cash reserves, and not industry standards. We are placing a greater weighting on long-term incentives, the achievement of regulatory milestones, because we believe that this most effectively encourages our executive officers to work to generate long-term shareholder value.  We also believe that this weighting better aligns the interests of our executive officers with our long-term interests, by discouraging undue risk-taking, promoting ownership in the company and encouraging retention.

Decision-Making Process

The board of directors generally adheres to objective criteria and a structured method of determining compensation, with discretionary decision-making in limited circumstances. Compensation decisions made by the board of directors rely on performance, available working capital and individual levels. The board of directors reserves the right to modify or discontinue elements of the executive compensation program, and to revise compensation levels after considering qualitative and quantitative facts and circumstances surrounding actual or projected financial results, individual performance, as well as its view of the appropriate balance among base salary, annual short-term incentive compensation, long-term incentive compensation and other benefits.

Incentive Compensation for Achievement of Corporate Milestones

The Board of Directors believe that milestone achievements ensures that our executives have a continuing stake in the long-term success of the company and also serves to discourage undue risk-taking for only short-term gain.  Since the Company is still in its early stages of development, the Board not yet determined Performance Shares for milestone achievements.
In a manner consistent with our overall compensation philosophy, the Board has yet to determine long-term milestones that will result in restricted performance shares for our NEO's.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Summary Compensation Table for 2015

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended August 31, 2015, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2014-15.  Compensation information is shown for fiscal years 2015 and 2014.

JA Energy Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Aug 31,	($)	($)	($)	($)	($)

Barry Hall	CEO/CFO/Director	2015	0	0	0	0	0
Appointed: Aug. 30, 2013		2014	0	0	0	0	0

Frank Armone	Secretary/Director	2015	0	0	0	0	0
Appointed: April 10, 2014		2014	0	0	0	0	0

Item 12.  Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 3, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.  The percentage of beneficial ownership for the following table is based on 43,402,385 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60-days after September 3, 2014 pursuant to options, warrants, conversion privileges or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of the Company's common stock.  With the exception of Infinity Holdings, Inc., we do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Shares Beneficially Owned	Common		Voting Preferred		% of Total
	Shares	%	Shares	%	Voting Power(1)
Name of Beneficial Owner

Named Executive Officers and Directors:

Barry Hall (2)	0	-%	-	-	-%

Frank Arnone (3)	0	-%	-	-	-%

All executive officers and directors as a group (2 persons)	0	-%	-	-%	-%

Other 5% Stockholders

Mark DeStefano (4)	891,487	2.0%	1,000,000	100%	54.5%
___________________

(1)   Percentage of total voting power represents voting power with respect to all shares of our common stock (43,402,385 issued and outstanding) and Preferred Voting stock (5,000,000 shares issued and outstanding), as a single class. The holders of our Preferred Voting Stock are entitled to fifty votes per share, and holders of our common stock are entitled to one vote per share. The 1,000,000 preferred shares have voting rights equal to 50,000,000 common shares. Percentage of Total Voting Power is calculated based on an aggregate of 93,402,385 (43,402,385 common + 50,000,000 Preferred Voting Rights) shares issued and outstanding.

(2)   Barry Hall, 8250 W. Charleston Blvd, Suite 110. Las Vegas, NV 89117.

(3)   Frank Arnone, 8250 W. Charleston Blvd, Suite 110. Las Vegas, NV 89117.

(4)   Mark DeStefano, 58250 W. Charleston Blvd, Suite 120. Las Vegas, NV 89117., not included in the above totals are cashless warrants that represent 475,000 common shares.  These warrants need to be exercised before March 19, 2017.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Through a Board Resolution, the Company hired the professional services of Seale and Beers, Certified Public Accountants, to perform audited financials for the Company.  Seale and Beers, CPAs own no stock in the Company.  The company has no formal contracts with its accountants, as they are paid on a fee for service basis.

Barry Hall, the Company's CFO/Director has contributed office space to the Company.  There is no charge to us for the space, and the director will not seek compensation for the use of this space.

Item 14.   Principal Accounting Fees and Services

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending August 31, 2015 and 2014. Aggregate fees billed to us for the years ended August 31, 2015 2014 for audit fees were as follows:

	For Year Ended August 31,	For the Year Ended August 31,
	2015	2014

(1) Audit Fees (1)	$11,023	$17,500
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our directors then make a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal years ending August 31, 2015 and 2014, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

See Item 8. Financial Statement and Supplementary Data above.

(b) Financial Statement Schedules

None.

(c) Exhibit Index

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ended	Exhibit No.	Filing Date

3.1	Articles of Incorporation		S-1	8/31/10	3.1	09/20/10

3.2	By-laws as currently in effect		S-1	8/31/10	3.2	09/20/10

23.1	Consent of Auditor for financial statements dated August 31, 2015	X

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JA Energy Registrant

Date: December 15, 2015	/s/ Barry Hall
Name: Barry Hall Title: President, Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Barry Hall Barry Hall	President, Director, Chief Executive Officer, and Chief Financial Officer	December 15, 2015

/s/ Frank Arnone Frank Arnone	Director	December 15, 2015