Form 10-Q
period 2015-11-30
JA Energy
filed 2016-01-13
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

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

702 544 1902

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

As of January 13, 2015, the registrant’s outstanding common stock consisted of 43,402,385 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2015

Part I - Financial Information

JA Energy

Balance Sheets

(Unaudited)

	November 30,	August 31,
	2015	2015
ASSETS

Total assets	$ -	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 79,531	$ 68,275
Advances from stockholders	16,046	14,046
Bank overdraft	1,202	1,202
Note payable - related party	50,000	50,000

Total liabilities	146,779	133,523

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and
and outstanding as of November 30, 2015
and August 31, 2015	1,000	1,000
Common stock, $0.001 par value,
70,000,000 shares authorized, 43,402,385
shares issued and outstanding as of
November 30, 2015 and August 31, 2015	43,403	43,403
Additional paid-in capital	4,272,733	4,272,733
Stock subscription payable	90,521	90,521
Accumulated deficit	(4,554,436)	(4,541,180)
Total stockholders' deficit	(146,779)	(133,523)
Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy

Statements of Operations

(Unaudited)

	For the three months	For the three months
	ended	ended
	November 30, 2015	November 30, 2014
Operating expenses:
General and administrative	$ 13,256	$ 19,630
Total operating expenses	13,256	19,630

Other income (expenses):
Forgiveness of accounts payable	-	38,186
Transfer of assets and liabilities to
spin-off company (Note 4)	-	618,870
Interest expense	-	(5,833)
Total other expenses	-	651,223

Net income (loss)	$ (13,256)	$ 631,593

Basic income (loss) per share	$ (0.00)	$ 0.01
Diluted income (loss) per share	$ (0.00)	$ 0.01

Weighted average number of common
shares outstanding - basic	43,402,385	43,402,385

Weighted average number of common
shares outstanding - fully diluted	43,402,385	43,402,385

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy

Statements of Cash Flows

(Unaudited)

	For the three months	For the three months
	ended	ended
	November 30, 2015	November 30, 2014
OPERATING ACTIVITIES
Net income (loss)	$ (13,256)	$ 631,593
Adjustments to reconcile net loss from operations
to net cash used by operating activities:
Write-off of intangible assets
spin-off, net (note 4)	-	(613,036)
Forgiveness of accounts payable	-	(29,156)
Depreciation expense	-	599
Changes in operating assets and liabilities:
Accounts payable and accrued expense	11,256	-
Net cash used by operating activities	(2,000)	(10,000)

FINANCING ACTIVITIES
Proceeds from stockholder advances	2,000	10,000
Net cash provided by financing activities	2,000	10,000

NET CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-
END OF PERIOD	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements

(Unaudited)

NOTE 1 – ABOUT THE COMPANY

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over-the- Counter Bulletin Board.

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

On November 9, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement. The Agreement deals with the dividend spin-off of JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly own subsidiary. The subsidiary will have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to and put into effect the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

•	Mr. James Lusk [the largest debtor of JA Energy] transferred all assets and liabilities, as of March 31, 2014, from JA Energy to the Subsidiary to the extent legally assignable.

•	Two of the major shareholder in JA Energy transferred all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•	Mr. James Lusk transferred all of the common stock ownership he owned and controlled in JA Energy to the major shareholders.

•	Mr. James Lusk provided a notarized signed letter addressed to the Company and auditor that he agreed to transfer all assets and liabilities, as of March 31, 2014, from the Parent to the Subsidiary to the extent legally assignable.

•	JA Energy warranted that any new liabilities incurred on the books of JA Energy after April 1, 2014 would not be transferred to the subsidiary.

•	JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary would have no assets nor liabilities.

•	JA Energy warranted that since April 1, 2014, with the exception of the Preferred voting shares, no other shares were issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

NOTE 1 – ABOUT THE COMPANY (Continued)

•	Upon the completion of the transfer of assets and liabilities shares were exchanged and the subsidiary was divested from JA Energy and now operates independent as a separate entity of JA Energy with its own management;

•	Mr. James Lusk took control of the Peak Energy Holdings, independent of JA Energy.

•	All Parties indemnified and held harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions

The Agreement did not affect any other shareholders in the Company who maintained their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

As a result of the foregoing transaction, the Company currently has no assets, minimal liabilities and no employees and is now considered a “Shell Company” Securities Act Rule 405 and Exchange Act Rule 12b-2. Under the acts a Shell Company is define as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015 as filed with the Securities and Exchange Commission on December 15, 2015.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at November 30, 2015 and its results of operations for the three months ended November 30, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,554,436. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Year end

The Company's fiscal year-end is August 31.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through November 30, 2015 and concluded that they will not have a material effect on the financial statements as of November 30, 2015. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. This guidance goes into effect for annual and interim periods beginning after December 15, 2014; however, we had the option of adopting the guidance early which we chose to do as of August 30, 2014. As a result, we no longer report financial results showing inception to date.

 NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the three months ended November 30, 2014 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 30, 2015, there are 1,000,000 preferred shares and 43,402,385 common shares outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

The former Chief Executive Officer advance to the Company $91,500 net of repayments, during the quarter ended February 28, 2014.

The former Chief Executive Officer advance to the Company $5,452 net of repayments, during the quarter ended May 31, 2014.

The former Chief Executive Officer advance to the Company $1,167 net of repayments, during the quarter ended August 31, 2014.

The former Chief Executive Officer advance to the Company $778 net of repayments, during the quarter ended February 28, 2015.

On October 15, 2014 a total amount of $617,475 owed to the former CEO including was transferred to Peak Energy Holding, in accordance with the agreement described in Note 1 to these financial statements. Included in this amount were notes payable and accrued interest of 605,980, unpaid consulting fees of $9,550 and advances of $1,945.

As of November 30, 2015 the company owed a stockholder $16,046 for payments made on behalf of the company.

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

As of November 30, 2015, the Company had net operating loss carry forwards of $1,021,922 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows November 30, 2015 and 2014:

	November 30, 2015	November 30, 2014
Deferred tax assets:
Net operating loss carry forward:	$ 1,021,922	$ 1,016,470

Total deferred tax assets	357,673	355,765
Less: valuation allowance	(357,673)	(355,765)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of November 31, 2015 was $357,673, as compared to $355,765 as of November 30, 2014. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2015 and November 30, 2014.

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

NOTE 9 – OTHER INCOME AND EXPENSE

As described in Note 4, during the three months ended November 30, 2014 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870.

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

NOTE 11 – SUBSEQUENT EVENTS

On November 23, 2015 the Board of Directors of the Company authorized a reverse stock split whereby shareholders will be issued one share in exchange for two hundred shares, with no shareholder being reduce below one share. As of the date of these financial statements the Company was waiting for certain regulatory approval before effectuating the stock split.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 filed with the Securities and Exchange Commission on December 15, 2015.

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

On November 9, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement. The Agreement deals with the dividend spin-off of JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly own subsidiary. The subsidiary will have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to and put into effect the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

•	Mr. James Lusk [the largest debtor of JA Energy] transferred all assets and liabilities, as of March 31, 2014, from JA Energy to the Subsidiary to the extent legally assignable.

•	Two of the major shareholder in JA Energy transferred all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•	Mr. James Lusk transferred all of the common stock ownership he owned and controlled in JA Energy to the major shareholders.

•	Mr. James Lusk provided a notarized signed letter addressed to the Company and auditor that he agreed to transfer all assets and liabilities, as of March 31, 2014, from the Parent to the Subsidiary to the extent legally assignable.

•	JA Energy warranted that any new liabilities incurred on the books of JA Energy after April 1, 2014 would not be transferred to the subsidiary.

•	JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary would have no assets nor liabilities.

•	JA Energy warranted that since April 1, 2014, with the exception of the Preferred voting shares, no other shares were issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

•	Upon the completion of the transfer of assets and liabilities shares were exchanged and the subsidiary was divested from JA Energy and now operates independent as a separate entity of JA Energy with its own management;

•	Mr. James Lusk took control of the Peak Energy Holdings, independent of JA Energy.

•	All Parties indemnified and held harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions

The Agreement did not affect any other shareholders in the Company who maintained their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

As a result of the foregoing transaction, the Company currently has no assets, minimal liabilities and no employees and is now considered a “Shell Company” Securities Act Rule 405 and Exchange Act Rule 12b-2. Under the acts a Shell Company is define as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

Results of Operations

During the three months ended November 30, 2015, the Company had no operations other than occasional administrative and accounting functions. As such comparisons of the results for the three months ended November 30, 2015 and November 30, 2014 are not applicable.

Expenses

For the three months ending November 30, 2015, the Company had total general and administrative expenses of $13,256 consisting solely of rent expense and professional fees. For the three months ending November 30, 2014, the Company had total general and administrative expenses of $19,630 consisting solely of rent expense and professional fees.

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

For the three months ended November 30, 2014 the company recognized interest expense of $5,833 related to Notes Payable to the Company’s former CEO.

Net Income

As a result of the forgoing the Company had a net loss for the three months ended November 30, 2015 of $13,256. For the three months ended November 30, 2014 the Company had net income of $631,593.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of November 30, 2015, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $4,554,436 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As a result of the transfer of assets and liabilities to Peak Energy as described above the Company’s financial condition has improved as a result of $628,210 of liabilities being transferred. Additionally, $38,186 of payables was forgiven as the result of an agreement. Partially offsetting this improvement was the transfer of assets, net of depreciation, of $9,340. As of November 30, 2015 the Company has no cash or assets and has a negative working capital balance of $146,779.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November 30, 2015 and concluded that they will not have a material effect on the financial statements as of November 30, 2015. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. As a result, we no longer report financial results showing inception to date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended November 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on 10-K for the fiscal year ended August 31, 2015 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at November 30, 2015 (unaudited), and August 31, 2015 (audited)

(2) Unaudited Statements of Operations for the three-month periods ended November 30, 2015 and 2014.

(3) Unaudited Statements of Cash Flows for the three-month periods ended November 30, 2015 and 2014

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

JA Energy Registrant

Date: January 13, 2016	/s/ Barry Hall
Name: Barry Hall
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)