Form 10-Q
period 2016-02-29
JA Energy
filed 2016-04-14
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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

As of April 14, 2016, the registrant’s outstanding common stock consisted of 217,046 shares, $0.001 par value.

Table of Contents

JA Energy

Index to Form 10-Q

For the Quarterly Period Ended February 29, 2016

PART I - FINANCIAL INFORMATION

JA Energy

Balance Sheets

(Unaudited)

	February 29,	August 31,
	2016	2015
ASSETS
Current assets
Prepaid expenses	$3,000	-
Total current assets	3,000	-

Total assets	$3,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$84,306	$68,275
Advances from stockholders	26,296	14,046
Bank overdraft	1,202	1,202
Note payable - related party	50,000	50,000
Total current liabilities	161,804	133,523
Total liabilities	$161,804	$133,523

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and
and outstanding as of February 29, 2016
and August 31, 2015	1,000	1,000
Common stock, $0.001 par value,
70,000,000 shares authorized, 217,046
shares issued and outstanding as of
February 29, 2016 and August 31, 2015	217	217
Additional paid-in capital	4,315,919	4,315,919
Stock subscription payable	90,521	90,521
Accumulated deficit	(4,566,461)	(4,541,180)
Total stockholders' deficit	(158,804)	(133,523)
Total liabilities and stockholders' deficit	$3,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy

Statements of Operations

(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Operating expenses:
General and administrative	$12,025	$10,244	$25,281	$29,873
Total operating expenses	12,025	10,244	25,281	29,873
Other income (expense):
Forgiveness of accounts payable	-	-	-	38,186
Transfer of assets and liabilities to spin-off company (Note 4)
	-	-	-	618,870
Interest expense	-	-	-	(5,833)
Total other income (expense)	-	-	-	651,223
Net income (loss)	$(12,025)	$(10,244)	$(25,281)	$621,350

Basic income (loss) per share	$(0.06)	$(0.05)	$(0.12)	$2.86
Diluted income (loss) per share	$(0.06)	$(0.05)	$(0.12)	$2.86

Weighted average number of common shares outstanding - basic
	217,046	217,046	217,046	217,046

Weighted average number of common shares outstanding - fully diluted
	217,046	217,046	217,046	217,046

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy

Statements of Cash Flows

(Unaudited)

	For the six months	For the six months
	ended	ended
	February 29, 2016	February 28, 2015
OPERATING ACTIVITIES
Net income (loss)	$(25,281)	$621,349
Adjustments to reconcile net loss from operations to net cash used by operating activities:

Write-off of intangible assets
spin-off, net (note 4)	-	(613,036)
Forgiveness of accounts payable	-	(29,156)
Depreciation expense	-	599
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)
Accounts payable and accrued expense	16,031	10,244
Net cash used by operating activities	(12,250)	(10,000)

FINANCING ACTIVITIES
Proceeds from stockholder advances	12,250	10,000
Net cash provided by financing activities	12,250	10,000

NET CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-
END OF PERIOD	$-	$-

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at February 29, 2016 and its results of operations for the three and six months ended February 29, 2016 and February 28, 2015. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,566,461. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Year end

The Company's fiscal year-end is August 31.

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s 200 for 1 reverse stock split effected on January 20, 2016. The par value was not adjusted as a result of the reverse stock split.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through February 29, 2016 and concluded that they will not have a material effect on the financial statements as of February 29, 2016. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. This guidance goes into effect for annual and interim periods beginning after December 15, 2014; however, we had the option of adopting the guidance early which we chose to do as of August 30, 2014. As a result, we no longer report financial results showing inception to date.

 NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the six months ended February 28, 2015 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

The former Chief Executive Officer advanced to the Company $778, net of repayments, during the quarter ended February 28, 2015.

On October 15, 2014 a total amount of $617,475 owed to the former CEO including was transferred to Peak Energy Holding, in accordance with the agreement described in Note 1 to these financial statements. Included in this amount were notes payable and accrued interest of 605,980, unpaid consulting fees of $9,550 and advances of $1,945.

As of February 29, 2016 the company owed a stockholder $26,296 for payments made on behalf of the company.

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

As of February 29, 2016, the Company had net operating loss carry forwards of $1,033,947 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows February 29, 2016 and February 28, 2015:

	February 29, 2016	February 28, 2015
Deferred tax assets:
Net operating loss carry forward:	$ 1,033,947	$ 1,026,714

Total deferred tax assets	361,881	259,350
Less: valuation allowance	(361,881)	(359,350)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of February 29, 2016 was $361,881, as compared to $359,350 as of February 28, 2015. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 29, 2016 and February 28, 2015.

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

NOTE 10 – REVERSE STOCK SPLIT

On January 20, 2016, the Company effected a 1-for-200 reverse stock split of its outstanding common stock, par value $0.001 per share (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each two hundred shares of the Company’s Common Stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any stockholder who otherwise would have been entitled to receive fractional shares and additional share. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying our warrants outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-200 split ratio in accordance with the terms of such warrants. Share and per-share amounts of the Company’s and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of the Common Stock, $0.001 per share, or modify any voting rights or other terms of the common stock.

NOTE 11 – EXCERCISABLE WARRANTS

On March 1, 2011, the Company received $15,000 as a loan from a non-related third party. The loan was unsecured, payable on demand and non-interest bearing. Effective March 19, 2013, the debt was exchanged for warrants to purchase up to 6,000 shares of common $.001 par value stock at $200 per share after March 19, 2014 and before March 19, 2017. For Financial reporting, the exchange was recorded as a capital contribution of $890,000, and warrants expense of $875,000 at the time of the exchange; common stock is not issued until the warrants are exercised, fully diluted earnings (loss) per share does include those exercisable by warrant as the effect is anti-dilutive.

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

•

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

Results of Operations

During the three and six months ended February 29, 2016, the Company had no operations other than occasional administrative and accounting functions. As such comparisons of the results for the three and six months ended February 29, 2016 and February 28, 2015 are meaningless.

Expenses

For the three and six months ending February 29, 2016, the Company had total general and administrative expenses of $12,025 and $25,281, respectively, consisting solely of rent expense and professional fees. For the three months and six months ending February 28, 2015, the Company had total general and administrative expenses of $10,244 and 29,873, respectively, consisting solely of rent expense and professional fees.

Other Income and Expense

On October 15, 2014, as part of an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”) Mr. James Lusk (the largest debtor of JA Energy and its former CEO) agreed to transfer as of March 31, 2014, all assets and liabilities from JA Energy to the Subsidiary to the extent legally assignable. During the six months ended February 28, 2015 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870 for the six months ended February 28, 2015.

On October 27, 2014 the Company entered into an agreement with two former employees, one of whom was a former director of the Company, whereby all parties agreed to release and hold harmless from any liabilities that existed prior to the date of the agreement. The result of this agreement was the forgiveness of this debt by the former employees of $38,186 in compensation owed to the employees which was recognized as other income during the six months ended February 28, 2015.

For the six months ended February 28, 2015 the company recognized interest expense of $5,833 related to Notes Payable to the Company’s former CEO.

Net Income

As a result of the forgoing the Company had a net loss for the three and six months ended February 29, 2016 of $12,025 and 25,281, respectively. For the three and six months ended February 28, 2015 the Company had a net loss of $10,244 and net income of $621,350, respectively.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of February 29, 2016, the Company has recognized $5,000 in revenues and has accumulated losses of approximately $4,566,461 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As a result of the transfer of assets and liabilities to Peak Energy as described above the Company’s financial condition has improved as a result of $628,210 of liabilities being transferred. Additionally, $38,186 of payables was forgiven as the result of an agreement. Partially offsetting this improvement was the transfer of assets, net of depreciation, of $9,340. As of February 29, 2016 the Company has no cash or assets and has a negative working capital balance of $158,804.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through February 29, 2016 and concluded that they will not have a material effect on the financial statements as of February 29, 2016. However, for purpose of financial reporting the Company has elected early adoption of Accounting Standards Update No. 2014-10, issued June 10, 2014, which removes the definition of a development stage entity from ASC Topic 915 and all distinction between development stage entities and other reporting entities under GAAP. As a result, we no longer report financial results showing inception to date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 29, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three and six months ended February 29, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at February 29, 2016 (unaudited), and August 31, 2015 (audited)

(2) Unaudited Statements of Operations for the three and six month periods ending February 29, 2016 and February 28, 2015.

(3) Unaudited Statements of Cash Flows for the three and six month periods ending February 29, 2016 and February 28, 2015.

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

JA Energy Registrant

Date: April 14, 2016	/s/ Barry Hall
Name: Barry Hall
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)