Form 10-K
period 2016-08-31
UBI Blockchain Internet LTD-DE
filed 2016-12-14
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2016

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54236

UBI Blockchain Internet, Ltd.

(formerly known as JA Energy)

(Exact name of registrant as specified in its charter)

_________________

Delaware	27-3349143
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd., Suite 110, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

(702) 544-0195

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [ ] No [X]

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
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates amounted to $2,174,801 on February 29, 2016.

As of December 14, 2016, there were 30,217,046 Series A shares of common stock, par value $0.001 per share and 6,000,000 Series B shares of common stock, par value $0.001, of the registrant outstanding.

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

In this form 10-K references to "UBI Blockchain Internet Ltd.," "JA Energy," "the Company", "we," "us," and "our" refer to UBI Blockchain Internet Ltd.

PART I

 Item 1. Business

 Corporate History

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over the Counter Bulletin Board. In April of 2012 the Company removed the Shell Status. On November 21, 2016, the Company changed its corporate name to UBI Blockchain Internet, LTD, and changed the state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion in connection with which the Company adopted a new certificate of incorporation under the laws of the State of Delaware.

From August 2010 to May 2014 the Company was in the business of designing a suite of modular, self-contained, fully automated, climate controlled units for distributed production of energy. While some of these products were proven to be technologically viable, none were ever developed to the point where they were ready for introduction to the marketplace.

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

The Agreement did not affect the other shareholders in the Company who maintained their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

On January 20, 2016, the Company effected a 1-for-200 reverse stock split of its outstanding common stock, par value $0.001 per share (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each two hundred shares of the Company’s Common Stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any stockholder who otherwise would have been entitled to receive fractional shares received an additional share. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying our warrants outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-200 split ratio in accordance with the terms of such warrants. Share and per-share amounts of the Company’s common stock and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of the Common Stock, $0.001 per share, or modify any voting rights or other terms of the common stock.

On September 15, 2016, the Company, with the approval of the Board of Directors agreed to issue (issued October 3, 2016) 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, LTD (“UBI"), a Hong Kong company, in exchange for $200,000. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen nor a resident of the USA.

On September 26, 2016, pursuant to NRS 78.1955, the Board of Directors approved the filing of a Certificate of Designation with the Nevada Secretary of State to designate Class A, B and C common shares, par value $0.001. Concurrently with the filing of this Certificate of Designation, all Common Stock issued and outstanding shall become Class A Common Stock. Class B Common Stock carries a voting weight equal to ten (10) Common Shares. The Class B shares can be converted into fully paid and non-assessable Common Shares, on a one-to-one basis, at the option of the holder at any time upon written notice to the Company and its authorized transfer agent. Class C Common Stock has no voting rights. Upon the conversion or other exchange of all outstanding shares of Class B Common Stock into or for shares of Class A Common Stock, all shares of Class C Common Stock shall be automatically, without further action by any holder thereof, converted into an identical number of fully paid and non-assessable shares of Class A Common Stock on the date fixed therefor by the Board of Directors that is no less than sixty-one days and no more than one hundred and eighty days following such conversion or exchange.

Pursuant to the September 15, 2016 change in control agreement, a representative of UBI paid into an attorney trust account $150,000 on September 14, 2016 and $67,500 on October 11, 2016, for a total of $217,500. The $217,500 consisted of $200,000 for the newly issued shares of Class A, Class B Voting, and Class C Common Stock and $17,500 for the payment of specific expenses.

On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet LTD. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock.

As a result of the foregoing transaction, the Company currently has no assets, minimal liabilities and no employees and is now considered a “Shell Company” under Securities Act Rule 405 and Exchange Act Rule 12b-2. Under the acts a Shell Company is defined as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

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

Our financial statements included with this Annual Report for the year ended August 31, 2016 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended August 31, 2016. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE TO US.

We have prepared audited financial statements for the year end for August 31, 2016. For the period from inception (August 26, 2010) through the year end for August 31, 2016, we experienced an operating net loss of $ 4,554,259. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we run out of cash reserves, we would be forced to cease operations.

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

Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

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

11. IF OUR COMPANY IS NOT SUCCESSFUL, OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Annual Report, we experienced a net loss of $13,079 for the year ending August 31, 2016. Our ability to continue as a going concern is dependent upon our successfully identifying and engaging in a profitable line of business. We may not be successful in addressing these issues.

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

14. THE NATURE OF OUR OPERATIONS ARE HIGHLY SPECULATIVE.

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

15. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

RISKS RELATING TO OUR COMMON SHARES

16. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

17. ALTHOUGH OUR SHARES OF COMMON STOCK ARE QUOTED ON THE OTC-QB, THEY ARE PENNY STOCKS.

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

18. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOPED, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

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

19. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

 20. WE HAVE ISSUED SHARES OF PREFERRED STOCK AND MAY IN THE FUTURE ISSUE ADDITIONAL PREFERRED STOCK THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

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

21. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

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

22. WE ISSUE ADDITIONAL SHARES OF PREFERRED AND/OR COMMON STOCK IN THE FUTURE.

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

23. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

24. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

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

As of August 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

The following table sets forth the range of high and low trading price information for the common stock during the quarterly periods indicated (as retroactively adjusted for the January 20, 2016 1 for 200 reverse stock split).

Year ended August 31, 2016	High	Low
First Quarter	$20.00	$10.02
Second Quarter	$10.02	$10.02
Third Quarter	$1.01	$0.56
Fourth Quarter	$0.53	$0.53

Year ended August 31, 2015	High	Low
First Quarter	$10.00	$10.00
Second Quarter	$100.00	$10.00
Third Quarter	$100.00	$10.00
Fourth Quarter	$10.00	$10.00

(b) Holders of Common Stock

 As of December 14, 2016, there were approximately one hundred six (106) holders of record of our Common Stock.

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

(e) Recent Sales of Unregistered Securities

On October 3, 2016 the Company issued 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, LTD (“UBI"), a Hong Kong company, in exchange for $200,000. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen nor a resident of the USA.

 (f) Issuer Purchases of Equity Securities

 We did not repurchase any of our equity securities during the years ended August 31, 2016 or August 31, 2015.

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

Results of Operations for the year ended August 31, 2016 versus the year ended August 31, 2015.

Expenses

During the fiscal year ended August 31, 2016, the Company had total operating expenses of $13,079, as compared to total operating expenses of $32,948 for the same period in 2015, a decrease of $19,869 or 60.3%. The decrease in expenses represented decreases in general and administrative expenses from the same period last year.

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

For the year ended August 31, 2015 the company recognized interest expense of $5,833 related to Notes Payable to the Company’s former CEO.

For year ended August 31, 2016 the Company had no other income or expense.

Net loss

Based on the foregoing the Company had a net loss of $13,079 for the year ended August 31, 2016 compared to income of $639,397 for the same period in 2015.

Going Concern

The Company has an accumulated deficit since inception of $4,554,259. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. In October 2016, there was a change in control of the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of August 31, 2016, the Company had no assets but had current liabilities of $146,602.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through August 31, 2016 and concluded that they will not have a material effect on future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JA Energy

I have audited the accompanying balance sheet of JA Energy (the “Company”) as of August 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of JA Energy as of August 31, 2015 were audited by another auditor whose report dated December 14, 2015 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JA Energy as of August 31, 2016 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

December 14, 2016

JA Energy
Balance Sheets
(Audited)
	August 31,	August 31,
	2016	2015
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$68,419	$68,275
Advances from stockholder	26,981	14,046
Bank overdraft	1,202	1,202
Note payable - related party	50,000	50,000
Total current liabilities	146,602	133,523
Total liabilities	146,602	133,523
Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized 1,000,000 shares issued
and outstanding as of August 31, 2016 and August 31, 2015	1,000	1,000
Common stock, $0.001 par value,
70,000,000 shares authorized, 217,046 Shares issued and outstanding as of
August 31, 2016 and August 31, 2015	217	217

Additional paid-in capital	4,315,919	4,315,919
Stock subscription payable	90,521	90,521
Accumulated deficit	(4,554,259)	(4,541,180)
Total stockholders' deficit	(146,602)	(133,523)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy
Statements of Operations
(Audited)

	For the year	For the year
	ended	ended
	August 31, 2016	August 31, 2015
Operating expenses:
General and administrative	$13,079	$32,948
Total operating expenses	13,079	32,948

Other income (expenses):
Forgiveness of accounts payable	-	59,308
Transfer of assets and liabilities to spin-off company (Note 4)		618,870
Interest expense	-	(5,833)
Total other income (expenses)	-	672,345

Net income (loss)	$(13,079)	$639,397

Basic earnings (loss) per share	$(0.06)	$2.95
Diluted earnings (loss) per share	$(0.06)	$2.95

Weighted average number of common
shares outstanding - basic	217,046	217,046

Weighted average number of common
shares outstanding - diluted	217,046	217,046

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy
Statements of Stockholders' Deficit
(Audited)

					Additional	Stock
	Preferred Stock		Common Stock		Paid in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
BALANCE, AUGUST 31, 2014	100,000	$1,000	217,046	$217	$4,315,919	$90,521	$(5,180,577)	$(772,920)

Net income	-	-	-	-	-	-	639,397	639,397
BALANCE, AUGUST 31, 2015	100,000	1,000	217,046	217	4,315,919	90,521	(4,541,180)	(133,523)

Net loss	-	-	-	-	-	-	(13,079)	(13,079)
BALANCE, AUGUST 31, 2016	100,000	$1,000	217,046	$217	$4,315,919	$90,521	$(4,554,259)	$(146,602)

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy
Statements of Cash Flows
(Audited)
	For the year	For the year
	ended	ended
	August 31, 2016	August 31, 2015
OPERATING ACTIVITIES
Net income (loss)	$(13,079)	$639,397
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Write-off of intangible assets
spin-off, net (note 4)	-	(613,036)
Forgiveness of accounts payable	-	(59,308)
Depreciation expense	-	599
Changes in operating assets and liabilities:
Accounts payable and accrued expense	144	18,302
Net cash used by operating activities	(12,935)	(14,046)

FINANCING ACTIVITIES
Advances from stockholder	12,935	14,046
Net cash provided by financing activities	12,935	14,046

NET CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-
END OF PERIOD	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JA Energy

Notes to Financial Statements

Years Ended August 31, 2016 and 2015

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

On November 9, 2014, JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”). The Agreement dealt with the dividend spin-off JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer of all of the assets and liabilities of the Parent into a wholly owned subsidiary. The subsidiary had the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent received a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company entered into a separate agreement with regards to the dividend spin-off. They agreed to and put into effect the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

•	Mr. James Lusk (the largest debtor of JA Energy) transferred all assets and liabilities, as of March 31, 2014, from JA Energy to the Subsidiary to the extent legally assignable.

•	Two of the major shareholders in JA Energy transferred all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•	Mr. James Lusk transferred all of the common stock ownership he owned and controlled in JA Energy to the major shareholders.

•	Mr. James Lusk provided a notarized signed letter addressed to the Company and auditor that he agreed to transfer all assets and liabilities, as of March 31, 2014, from the Parent to the Subsidiary to the extent legally assignable.

•	JA Energy warranted that any new liabilities incurred on the books of JA Energy after April 1, 2014 would not be transferred to the subsidiary.

•	JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary would have no assets nor liabilities.

•	JA Energy warranted that since April 1, 2014, with the exception of the Preferred voting shares, no other shares were issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

•	Upon the completion of the transfer of assets and liabilities, shares were exchanged and the subsidiary was divested from JA Energy and now operates independent as a separate entity of JA Energy with its own management;

•	Mr. James Lusk took control of Peak Energy Holdings, independent of JA Energy.

•	All Parties indemnified and held harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions

The Agreement did not affect any other shareholders in the Company who maintained their share ownership of JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,506,809. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. In October 2016 (see Note 12), there was a change in control of the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Revenue recognition

The Company recognizes revenue from product sales once all the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. For the periods presented, the Company had no revenues.

Year end

The Company's fiscal year-end is August 31.

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s 1-for- 200 reverse stock split effected on January 20, 2016. The par value was not adjusted as a result of the reverse stock split.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through August 31, 2016 and concluded that they will not have a material effect on future financial statements.

 NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the year ended August 31, 2015 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870. In addition to the $628,210 liabilities transferred to Peak, approximately $68,090 of additional liabilities as of March 31, 2014 not legally assignable to Peak without the consent of the respective debtors were the responsibility of Peak under the Agreement. As of August 31, 2016 and 2015, accounts payable and accrued liabilities include liabilities that are the responsibility of Peak totaling $57,451 and $57,451, respectively. The Company will contest any request for payment of any of these pre-Agreement liabilities.

NOTE 5 - STOCKHOLDERS’ DEFICIT

At August 31, 2016, the Company was authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. On November 21, 2016 (see Note 12), the Company changed its authorized capital stock.

During the year ended August 31, 2012, the Company committed to issue a total of approximately 1,390 shares of common stock to various parties for services rendered or other consideration valued at a total of $90,521 based on the prevailing trading price of the Company’s common stock at the dates of the respective commitments. The related expenses were recorded in the year ended August 31, 2012 but the shares have never been issued.

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 15, 2014, a total amount of $617,475 owed to the former CEO was transferred to Peak Energy Holding, in accordance with the agreement described in Note 1 to these financial statements. Included in this amount were notes payable and accrued interest of $605,980, unpaid consulting fees of $9,550 and advances of $1,945.

As of August 31, 2016, the Company was obligated to Mr. Mark DeStefano (“DeStefano”) for a $50,000 note payable and $26,981 for payments made on behalf of the Company. DeStefano had voting control of the Company from June 2014 (see Note 8) to October 24, 2016 (see Note 12) through his ownership of the 1,000,000 shares of Voting Preferred Stock issued and outstanding (equivalent to 50,000,000 votes).

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

As of August 31, 2016, the Company had net operating loss carry forwards of approximately $1,021,745 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2016 and August 31, 2015:

	August 31, 2016	August 31, 2015
Deferred tax assets:
Net operating loss carry forward	$ 1,021,745	$ 1,008,666

Total deferred taxes	$ 357,611	$ 353,033
Less: valuation allowance	(357,611)	(353,033)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of August 31, 2016 was $357,611, as compared to $353,033 as of August 31, 2015. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2016 and May 31, 2015.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	35.0%
Valuation reserve	(35.0%)
Total	0.0%

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 8 - NOTES PAYABLE – Related Party

On April 4, 2014, the Company issued a One-year Promissory Note (“the Note”) in the amount of $50,000 to Mark DeStefano (“DeStefano") (see Note 6). The Note bore interest at 12% percent per annum with interest due each month. In the event that interest was not paid within three days from the time it was due, the Note was to be considered in default and was to be fully due and payable. Additional consideration for the Note included the Chief Executive Officer of the Company giving the note holder his voting proxy for all of the shares he held with the exception of voting on a tender offer or a sale of the Company’s assets. As of May 8, 2014, the Note was in default.

On May 5, 2014, the Company issued a second One-Year Promissory Note (“the Second Note”) in the amount of $20,000 to the same stockholder noted above. The Second Note was issued with the restriction that the funds be used specifically to pay the Company’s Patent Counsel for fees to finalize certain patent filings and was secured by all patents, and patent applications held by the Company. The Second Note was to bear interest at 12% percent per annum with interest due each month. In the event that interest was not paid within three days from the time it was due the Second Note would be considered in default and would be fully due and payable.

On June 6, 2014, the Company received notices that it was in default of the two Promissory Notes described above. Rather than default on the Notes the Company issued 1,000,000 shares of $0.001 par value Voting Preferred Stock in exchange for Notes Payable totaling $20,000 plus forgiveness of interest totaling $1,900. Additionally, the Company agreed to designate with the State of Nevada Secretary of State that each share of preferred carries the voting power of 50 common shares. Finally, the shareholder agreed to cancel the shares upon full payment of the $50,000 Note, without accrued interest and the sale of five units of the MDU.

In October 2016 (see Note 12), the $50,000 note payable was satisfied.

NOTE 9 – OTHER INCOME AND EXPENSE

As described in Note 4, during the year ended May 31, 2015 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870.

On October 27, 2014 the Company entered into an agreement with two former employees, one of whom was a former director of the Company, whereby all parties agreed to release and hold harmless from any liabilities that existed prior to the date of the agreement. The result of this agreement was the forgiveness by the former employees of $38,186 in compensation owed to the employees.

NOTE 10 – REVERSE STOCK SPLIT

On January 20, 2016, the Company effected a 1-for-200 reverse stock split of its outstanding common stock, par value $0.001 per share (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each two hundred shares of the Company’s Common Stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any stockholder who otherwise would have been entitled to receive fractional shares and received an additional share. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying our warrants outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-200 split ratio in accordance with the terms of such warrants. Share and per-share amounts of the Company’s commons stock and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of the Common Stock, $0.001 per share, or modify any voting rights or other terms of the common stock.

NOTE 11 – EXCERCISABLE WARRANTS

On March 1, 2011, the Company received $15,000 as a loan from a non-related third party. The loan was unsecured, payable on demand and non-interest bearing. Effective March 19, 2013, the debt was exchanged for warrants to purchase up to 6,000 shares of common $.001 par value stock at $200 per share after March 19, 2014 and before March 19, 2017.

NOTE 12 – SUBSEQUENT EVENTS

On September 15, 2016, the Company, with the approval of the Board of Directors agreed to issue (issued October 3, 2016) 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, LTD (“UBI"), a Hong Kong company, in exchange for $200,000. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen nor a resident of the USA.

On September 26, 2016, pursuant to NRS 78.1955, the Board of Directors approved the filing of a Certificate of Designation with the Nevada Secretary of State to designate Class A, B and C common shares, par value $0.001. Concurrently with the filing of this Certificate of Designation, all Common Stock issued and outstanding shall become Class A Common Stock. Class B Common Stock carries a voting weight equal to ten (10) Common Shares. The Class B shares can be converted into fully paid and non-assessable Common Shares, on a one-to-one basis, at the option of the holder at any time upon written notice to the Company and its authorized transfer agent. Class C Common Stock has no voting rights. Upon the conversion or other exchange of all outstanding shares of Class B Common Stock into or for shares of Class A Common Stock, all shares of Class C Common Stock shall be automatically, without further action by any holder thereof, converted into an identical number of fully paid and non-assessable shares of Class A Common Stock on the date fixed therefor by the Board of Directors that is no less than sixty-one days and no more than one hundred and eighty days following such conversion or exchange.

Pursuant to the September 15, 2016 change in control agreement, a representative of UBI paid into an attorney trust account $150,000 on September 14, 2016 and $67,500 on October 11, 2016, for a total of $217,500. The $217,500 consisted of $200,000 for the newly issued shares of Class A, Class B Voting, and Class C Common Stock and $17,500 for the payment of specific expenses.

In September and October 2016, a total of $175,557 was paid from the attorney trust account to:

Mark DeStefano (in satisfaction of the $50,000
note payable and the $26,981 advances
payable at August 31, 2016, and for the
retirement of the 1,000,000 shares of Voting Preferred Stock owned by DeStefano	$112,000
Finder for Finder's Fee	20,000
Directors of the Company for services	15,000
Entity controlled by DeStefano for services	10,000
OTC Markets Group, Inc. for fees	12,500
Auditor for audit fees	5,000
Other	1,057
Total	$175,557

On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet LTD. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Seale and Beers, CPAs

On September 16, 2016 (the "Dismissal Date"), the Board of Directors of JA Energy (the “Registrant” or the “Company”) approved of the dismissal of Seale and Beers, CPAs as the Registrant’s independent registered public accounting firm.

The reports of Seale and Beers, CPAs on the Company’s financial statements for the years ended August 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph as to the Registrant’s ability to continue as a going concern for year ended August 31, 2015 and 2014.

During the years ended August 31, 2015 and 2014 and through September 16, 2016, the Company has not had any disagreements with Seale and Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Seale and Beers, CPAs satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended August 31, 2015 and 2014 and through September 16, 2016, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) Engagement of AMC Auditing

On September 16, 2016 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged AMC Auditing, 8250 W Charleston Blvd, Suite 100, Las Vegas, NV 89117, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

c) Dismissal of AMC Auditing

On October 20, 2016 (the "Dismissal Date"), the Board of Directors of JA Energy (the “Registrant” or the “Company”) approved of the dismissal of AMC Auditing as the Registrant’s independent registered public accounting firm. AMC Auditing was engaged by the Company to perform an audit on its financial statements for the year ending August 31, 2016. However, no work was performed prior to its dismissal.

During the years ended August 31, 2015 and 2014 and through October 20, 2016, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

(d) Engagement of Michael T. Studer CPA P.C.

On October 20, 2016 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged Michael T. Studer CPA P.C., 111 West Sunrise Highway, Second Floor East, Freeport, N.Y. 11520, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officer and Corporate Governance.

The names, ages and positions of the Company's directors and executive officer are as follows:

Name	Age	Position & Offices Held
Barry Hall (Director since 4/10/2014)	68	Chief Executive Officer and Chief Financial Officer/Director
Frank Arnone (Director since 4/10/2014)	69	Director

Biographies of the Management Team of JA Energy

Barry Hall, Director and Chief Financial Officer

Barry Hall concurrently is the President of Carlaris LV Inc. (Carlaris), which provides managing and consulting services. Since July 2007 Hall has served as President of Carlaris and its predecessor company Carlaris, Inc., which provides management and consulting services. Mr. Hall also serves at Executive Chairman CEO and CFO of EZJR, Inc. (symbol: EZJR), a retailer of human hair extensions and related beauty product and an Internet marketing and service provider.

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

Frank Arnone, Director

Frank Arnone received his Bachelor of Arts in Marketing from Long Island University in 1972, and served in the United States Army from 1966-1970. He has over 30 years of experience in consumer marketing at various restaurant companies at both the regional and national level, including Foodmaker Inc., Steak and Ale Restaurant Group, Pepsico-Restaurant Division and Flagstar/Advantica Inc. While working in this industry his emphasis was on brand development, research and design of new products and the implementation of advertising and media planning.

From 2007-2009 he served as the President and Director of Total Nutraceutical Solutions (OTCBB: TNUS) (formerly Generic Marketing Services).

He is the founder and president of Sir Toms Tobacco Emporium a small retail chain which focuses on specialty products for the male consumer.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the years ended August 31, 2016 and 2015, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2015-2016. Compensation information is shown for fiscal years 2016 and 2015.

JA Energy Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Aug 31,	($)	($)	($)	($)	($)

Barry Hall	CEO/CFO/Director	2016	0	0	0	0	0
Appointed: Aug 30, 2013		2015	0	0	0	0	0

Frank Arnone	Secretary/Director	2016	0	0	0	0	0
Appointed: April 10, 2014		2015	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 12, 2016, for: a) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock or Class B common stock; b) each of our directors; c) each of our named executive officers; and d) all of our directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the U. S. Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares of Class A common stock or Class B common stock that they beneficially own. Applicable percentage ownership is based on 30,217,046 shares of Class A common stock and 6,000,000 shares of Class B common stock outstanding at December 12, 2016 for a total 36,217,045 common shares. With the exception of Class B shares, that can convert on a 1-for-1 basis for fully paid and nonassessable Class A Common Stock, at the option of the holder at any time upon written notice to the Company and its authorized transfer agent, we do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Shares Beneficially Owned					% of Total Voting Power (1)
	Class A Common		Class B Common
Name of Beneficial Owner	Shares	%	Voting Shares	%
Named Executive Officers and Directors:

Barry Hall (2)	0	0.0%	0	0.0%	0.0%

Frank Arnone (3)	0	0.0%	0	0.0%	0.0%

All executive officers and directors as	0	0.0%	0	0.0%	0.0%
a group (2 persons)

Other 5% Stockholders

UBI Blockchain Internet LTD (4)	30,000,000	99.3%	60,000,000	100%	99.8%

(1) Percentage of total voting power represents voting power with respect to all shares of our Class A Common Stock (30,217,046 issued and outstanding) and Class B Voting stock (6,000,000 shares issued and outstanding), as a single class. The holder of our Class B Voting Stock is entitled to ten votes per share, and holders of our Class A Common Stock are entitled to one vote per share. The 6,000,000 Class B shares have voting rights equal to 60,000,000 common shares. Percentage of Total Voting Power is calculated based on an aggregate of 90,217,046 (30,217,046 Class A Common + 60,000,000 Class B Voting Common) shares issued and outstanding.

2) Barry Hall, 8250 W. Charleston Blvd, Suite 110. Las Vegas, NV 89117.

3) Frank Arnone, 8250 W. Charleston Blvd, Suite 110. Las Vegas, NV 89117.

4) UBI Blockchain Internet, LTD, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People's Republic of China. Tony Liu is the beneficial owner who exercises the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held this entity.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Barry Hall, the Company's CFO/Director has contributed office space to the Company. There is no charge to us for the space, and the director will not seek compensation for the use of this space.

Item 14. Principal Accounting Fees and Services

Michael T. Studer CPA P.C. served as our principal independent public accountant for the year ending August 31, 2016. Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal year ending August 31, 2015. The aggregate fees billed to us or incurred by us to Michael T. Studer CPA P.C for the year ended August 31, 2016 and Seale and Beers, CPAs for the year ended August 31, 2015 are as follows:

	For Year Ended August 31,	For the Year Ended August 31
	2016	2015
(1) Audit Fees (1)	$9,500	$11,023
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our directors then make a determination to approve or disapprove the engagement our independent public accountant for the proposed services. In the fiscal years ending August 31, 2016 and 2015, all fees paid to our independent public accountants were unanimously pre-approved in accordance with this policy.

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

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, in effect		8-K		3.5	12/01/16
3.2	By-laws as currently, in effect		S-1	8/31/10	3.2	09/20/10
3.3	Articles of Designation		8-K		3.3	6/10/2014
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	*

The following materials from this Annual Report on Form 10-K for the year ended August 31, 2016, formatted in XBRL (eXtensible Business Reporting Language).

1)        Balance Sheets at August 31, 2016 and August 31, 2015.

2)        Statements of Operations for the years ending August 31, 2016 and August 31, 2015. 3)        Statement of Stockholders’ Deficit for years ending August 31, 2016 and August 31, 2015

4)        Statements of Cash Flows for the years ending years ending August 31, 2016 and August 31, 2015.

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

JA Energy Registrant

Date: December 14, 2016	/s/ Barry Hall
Name: Barry Hall
Title: President, Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Barry Hall Barry Hall	President, Director and Chief Executive Officer, Chief Financial Officer	December 14, 2016

/s/ Frank Arnone Frank Arnone	Director	December 14, 2016