Form 10-Q
period 2016-11-30
UBI Blockchain Internet LTD-DE
filed 2017-01-27
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-54236

UBI Blockchain Internet Ltd.

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

As of January 23, 2017, there were 30,217,046 Series A shares of common stock, par value $0.001 per share and 6,000,000 Series B shares of common stock, par value $0.001, of the registrant outstanding.

Table of Contents

UBI Blockchain Internet Ltd.

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2016

PART I - FINANCIAL INFORMATION	3
Item I. Financial Statements	3
Balance Sheets as of November 30, 2016 and August 31, 2016 (Unaudited) Statements of Operations for the Three Months Ended November 30, 2016 and November 30, 2015 (Unaudited)	4
Statements of Cash Flows for the Three Months Ended November 30, 2016 and November 30, 2015 (Unaudited)	5
Notes to the Unaudited Financial Statements (Unaudited)	6
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4T. Controls and Procedures	15
PART II. OTHER INFORMATION	19
Item 1 -- Legal Proceedings	19
Item 1A - Risk Factors	19
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3 -- Defaults Upon Senior Securities	19
Item 4 -- Submission of Matters to a Vote of Security Holders	19
Item 5 -- Other Information	19
Item 6 – Exhibits	20
SIGNATURES	21

PART I - FINANCIAL INFORMATION

UBI Blockchain Internet Ltd. (formerly JA Energy)
Balance Sheets
(Unaudited)
	November 30,	August 31,
	2016	2016
ASSETS
Prepaid expenses	$9,000	$-
Total assets	$9,000	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$67,134	$68,419
Advances from stockholder	-	26,981
Bank overdraft	-	1,202
Note payable - related party	-	50,000
Total current liabilities	67,134	146,602
Total liabilities	67,134	146,602
Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized 0 and 1,000,000 shares issued and outstanding as of November 30
2016 and August 31, 2016, respectively	-	1,000

Class A common stock, $0.001 par value,
130,000,000 shares authorized, 30,217,046 and 217,046 shares issued and
outstanding as of November 30, 2016 and August 31, 2016 respectively	30,217	217
Class B Common stock, $0.001 par value,
6,000,000 shares authorized, 6,000,000 Shares issued and outstanding as of November 30, 2016	6,000	-

Class C Common stock, $0.001 par value,
64,000,000 shares authorized, -0- shares issued and outstanding as of November 30, 2016	-
Additional paid-in capital	4,444,684	4,315,919
Stock subscription payable	90,521	90,521
Accumulated deficit	(4,629,556)	(4,554,259)
Total stockholders' deficit	(58,134)	(146,602)
Total liabilities and stockholders' deficit	9,000	$-

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd. (formerly JA Energy)
Statements of Operations
(Unaudited)

	For the three months	For the three months
	ended	ended
	November 30, 2016	November 30, 2015
Operating expenses:
Professional fees	$31,369	$6,293
Consulting fees paid to related parties	25,000	-
Other general and administrative	19,500	6,963
Total operating expenses	75,869	13,256

Other income (expenses):
Gain on settlement of bank overdraft	572	-
Total other income (expenses)	572	-

Net income (loss)	$(75,297)	$(13,256)

Basic earning (loss) per share	$(0.00)	$(0.06)
Diluted earnings (loss) per share	$(0.00)	$(0.06)

Weighted average number of common
shares outstanding - basic	30,464,249	217,046

Weighted average number of common
shares outstanding - diluted	30,464,249	217,046

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd. (formerly JA Energy)
Statements of Cash Flows
(Unaudited)

	For the three months	For the three months
	ended	ended
	November 30, 2016	November 30, 2015
OPERATING ACTIVITIES
Net income (loss)	$(75,297)	$(13,256)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Gain on settlement of bank overdraft	(572)	-
Changes in operating assets and liabilities:
Prepaid expenses	(9,000)	-
Bank Overdraft	(630)	-
Accounts payable and accrued liabilities	(1,285)	11,256
Net cash used by operating activities	(86,784)	(2,000)

FINANCING ACTIVITIES
Advances from stockholder	1,285	2,000
Repayment of advances from stockholder	(28,266)	-
Repayment of note payable - related party	(50,000)	-
Buyback of preferred stock	(33,735)	-
Proceeds from sale of common stock	180,000	-
Contributed capital	17,500	-
Net cash provided by financing activities	86,784	2,000

NET CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-
END OF PERIOD	$-	$-
The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Notes to Financial Statements

Three Months Ended November 30, 2016 and 2015

(Unaudited)

NOTE 1 – ABOUT THE COMPANY

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over-the- Counter Bulletin Board. On November 21, 2016 the Company reincorporated in Delaware under the name UBI Blockchain Internet Ltd.

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

On September 15, 2016, the Company, with the approval of the Board of Directors agreed to issue (issued October 7, 2016) 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares, and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, LTD (“UBI”), a Hong Kong company, in exchange for $200,000. On September 26, 2016, pursuant to NRS 78.1955, the Board of Directors approved the filing of a Certificate of Designation with the Nevada Secretary of State to designate Class A, B and C common shares, par value $0.001. Concurrently with the filing of this Certificate of Designation, all Common Stock issued and outstanding shall become Class A Common Stock. Class B Common Stock carries a voting weight equal to ten (10) Common Shares. The Class B shares can be converted into fully paid and non-assessable Common Shares, on a one-to-one basis, at the option of the holder at any time upon written notice to the Company and its authorized transfer agent. Class C Common Stock has no voting rights. Upon the conversion or other exchange of all outstanding shares of Class B Common Stock into or for shares of Class A Common Stock, all shares of Class C Common Stock shall be automatically, without further action by any holder thereof, converted into an identical number of fully paid and non-assessable shares of Class A Common Stock on the date fixed therefor by the Board of Directors that is no less than sixty-one days and no more than one hundred and eighty days following such conversion or exchange.

On October 7, 2016, the 30,000,000 Class A shares and 6,000,000 Class B shares were issued. On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet LTD. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. On December 9, 2016, 40,000,000 shares of Class C shares were issued. All of the preceding shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen nor a resident of the USA.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,629,556. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. As described above, there was a change in control of the Company in October 2016.

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

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through November 30, 2016 and concluded that they will not have a material effect on future financial statements.

 NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the year ended August 31, 2015 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870. In addition to the $628,210 liabilities transferred to Peak, approximately $68,090 of additional liabilities as of March 31, 2014 not legally assignable to Peak without the consent of the respective debtors were the responsibility of Peak under the Agreement. As of November 30, 2016 and August 31, 2015, accounts payable and accrued liabilities include liabilities that are the responsibility of Peak totaling $55,406 and $57,541, respectively. The Company will contest any request for payment of any of these pre-Agreement liabilities.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 130,000,000 shares of its $0.001 par value Class A common stock, 6,000,000 shares of its $0.001 par value Class B common stock, 64,000,000 shares of its $0.001 par value Class C common stock and 5,000,000 shares of its $0.001 par value preferred stock.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As described in Note 8, the Company was obligated to Mr. Mark DeStefano (“DeStefano”) for a $50,000 note payable and $26,981 for payments made on behalf of the Company. Subsequently, Mr. DeStefano advanced $1,285 to the Company. During the three months ended November 30, 2016 the Company satisfied these obligations. DeStefano had voting control of the Company from June 2014 (see Note 8) to October 24, 2016 (see Note 12) through his ownership of the 1,000,000 shares of Voting Preferred Stock issued and outstanding (equivalent to 50,000,000 votes).

For the three months ended November 30, 2016, consulting fees paid to related parties consists of a total of $15,000 paid to the two then directors of the Company and $10,000 paid to an entity controlled by DeStefano.

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

As of November 30, 2016, the Company had net operating loss carry forwards of approximately $1,097,042 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization has not been determined likely to occur. Also, due to the change in control, there are annual limitation on future net operating loss carry forward deductions.

NOTE 8 - NOTES PAYABLE – Related Party

On April 4, 2014, the Company issued a One-year Promissory Note (“the Note”) in the amount of $50,000 to Mark DeStefano (“DeStefano) (see Note 6). The Note bore interest at 12% percent per annum with interest due each month. In the event that interest was not paid within three days from the time it was due the Note was to be considered in default and was to be fully due and payable. Additional consideration for the Note included the Chief Executive Officer of the Company giving the note holder his voting proxy for all of the shares he held with the exception of voting on a tender offer or a sale of the Company’s assets. As of May 8, 2014, the Note was in default.

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

In October 2016, the $50,000 note payable was satisfied.

NOTE 9 – OTHER INCOME AND EXPENSE

During the three months ended November 30, 2016, the Company settled a bank overdraft of $942 for $370. This settlement resulted in income of $572.

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

In this form 10-K references to "UBI Blockchain Internet, Ltd.," "JA Energy," "the Company", "we," "us," and "our" refer to UBI Blockchain Internet Ltd.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 filed with the Securities and Exchange Commission on December 14, 2016.

Corporate History and Business Overview

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

On September 15, 2016, the Company, with the approval of the Board of Directors agreed to issue (issued October 7, 2016) 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, Ltd. (“UBI”), a Hong Kong company, in exchange for $200,000. On September 26, 2016, pursuant to NRS 78.1955, the Board of Directors approved the filing of a Certificate of Designation with the Nevada Secretary of State to designate Class A, B and C common shares, par value $0.001. Concurrently with the filing of this Certificate of Designation, all Common Stock issued and outstanding shall become Class A Common Stock. Class B Common Stock carries a voting weight equal to ten (10) Common Shares. The Class B shares can be converted into fully paid and non-assessable Common Shares, on a one-to-one basis, at the option of the holder at any time upon written notice to the Company and its authorized transfer agent. Class C Common Stock has no voting rights. Upon the conversion or other exchange of all outstanding shares of Class B Common Stock into or for shares of Class A Common Stock, all shares of Class C Common Stock shall be automatically, without further action by any holder thereof, converted into an identical number of fully paid and non-assessable shares of Class A Common Stock on the date fixed therefor by the Board of Directors that is no less than sixty-one days and no more than one hundred and eighty days following such conversion or exchange.

On October 7, 2016, the 30,000,000 Class A shares and 6,000,000 Class B shares were issued. On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet LTD. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. On December 9, 2016, the 40,000,000 Class C shares were issued. All of the preceding shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen nor a resident of the USA.

Currently, the Company currently has no assets, minimal liabilities and no employees and is now considered a “Shell Company” Securities Act Rule 405 and Exchange Act Rule 12b-2. Under the acts a Shell Company is define as a company, other than an asset-backed issuer, with no or nominal operations; and no or nominal assets.

Results of Operations

During the three months ended November 30, 2016, the Company had no operations other than administrative and accounting functions. As such comparisons of the results for the three months ended November 30, 2016 and November 30, 2015 are not applicable.

Expenses

For the three months ended November 30, 2016, the Company had total general and administrative expenses of $75,869 consisting primarily of professional fees, consulting fees and other general and administrative expenses. For the three months ended November 30, 2015, the Company had total general and administrative expenses of $13,256 consisting solely of rent expense and other professional fees.

Other Income and Expense

For the three months ended November 30, 2016, the Company recognized other income of $572 related to a gain on settlement of a bank overdraft.

Net Loss

As a result of the forgoing the Company had a net loss for the three months ended November 30, 2016 of $75,297. For the three months ended November 30, 2015, the Company had a net loss of $13,256.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2016, the Company has recognized $5,000 in revenues and has accumulated operating losses of approximately $4,629,556 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's future products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As of November 30, 2016 the Company has assets of $9,000 consisting of prepaid legal fees and accounts' payable and accrued liabilities of $67,134 resulting in a negative working capital balance of $58,134.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November 30, 2016 and concluded that they will not have a material effect on the future financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended November 30, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on 10-K for the fiscal year ended August 31, 2016 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

See Note 1 to the financial statements.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2017

/s/ Tony Liu

Name: Tony Liu

(Principal Executive Officer)

 Date: January 23, 2017

/s/ Chan Cheung

Name: Chan Cheung

(Principal Accounting Officer)