Form 10-K/A
period 2016-08-31
UBI Blockchain Internet LTD-DE
filed 2017-04-19
CIK 1500242

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

Commission File Number: 000-54236

UBI Blockchain Internet, Ltd.

(formerly known as UBI Blockchain Internet, Ltd., formerly known as JA Energy)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A for the year ended August 31, 2016 to amend our Form 10-K originally filed with the U. S. Securities and Exchange Commission on December 14, 2016. The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A-1 is to include a report and a consent letter from our previous auditor of the financial statements as of August 31, 2015 referenced herein by our current auditors.

This amended Form 10-K/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-K except as set forth above. Additionally, this amended Form 10-K/A-1, except as set forth above, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filings.

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

In this form 10-K/A references to "UBI Blockchain Internet Ltd.," "UBI Blockchain Internet, Ltd., formerly known as JA Energy," "the Company", "we," "us," and "our" refer to UBI Blockchain Internet Ltd.

PART I

 Item 1. Business

 Corporate History

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as UBI Blockchain Internet, Ltd., formerly known as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over the Counter Bulletin Board. In April of 2012 the Company removed the Shell Status. On November 21, 2016, the Company changed its corporate name to UBI Blockchain Internet, LTD, and changed the state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion in connection with which the Company adopted a new certificate of incorporation under the laws of the State of Delaware.

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

In November 9, 2014, UBI Blockchain Internet, Ltd., formerly known as JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement. The Agreement deals with the dividend spin-off of UBI Blockchain Internet, Ltd., formerly known as JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the UBI Blockchain Internet, Ltd., formerly known as JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer all of the assets and liabilities of the Parent into a wholly own subsidiary. The subsidiary will have the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent will receive a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company, entered into a separate agreement with regards to the dividend spin-off. They agreed to and put into effect the following points upon the dividend spin-off of the Peak Energy Holdings from UBI Blockchain Internet, Ltd., formerly known as JA Energy:

•	Mr. James Lusk [the largest debtor of UBI Blockchain Internet, Ltd., formerly known as JA Energy] transferred as of March 31, 2014, all assets and liabilities from UBI Blockchain Internet, Ltd., formerly known as JA Energy to the Subsidiary to the extent legally assignable.

•	Two of the major shareholder in UBI Blockchain Internet, Ltd., formerly known as JA Energy transferred all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•	Mr. James Lusk transferred all of the common stock ownership he owned and controlled in UBI Blockchain Internet, Ltd., formerly known as JA Energy to the major shareholders.

•	Mr. James Lusk provided a notarized signed letter addressed to the Company and auditor that he agreed to transfer as of March 31, 2014, all assets and liabilities from the Parent to the Subsidiary to the extent legally assignable.

•	UBI Blockchain Internet, Ltd., formerly known as JA Energy warranted that any new liabilities incurred on the books of UBI Blockchain Internet, Ltd., formerly known as JA Energy after April 1, 2014 would not be transferred to the subsidiary.

•	UBI Blockchain Internet, Ltd., formerly known as JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary would have no assets nor liabilities.

•	UBI Blockchain Internet, Ltd., formerly known as JA Energy warranted that since April 1, 2014, with the exception of the Preferred voting shares, no other shares were issued, awarded or pledged to be issued. The number of common shares issued and outstanding in UBI Blockchain Internet, Ltd., formerly known as JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

•	Upon the completion of the transfer of assets and liabilities shares were exchanged and the subsidiary was divested from UBI Blockchain Internet, Ltd., formerly known as JA Energy and now operates independent as a separate entity of UBI Blockchain Internet, Ltd., formerly known as JA Energy with its own management;

•	Mr. James Lusk took control of the Peak Energy Holdings, independent of UBI Blockchain Internet, Ltd., formerly known as JA Energy.

•	All Parties indemnified and held harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions

The Agreement did not affect the other shareholders in the Company who maintained their share ownership of UBI Blockchain Internet, Ltd., formerly known as JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

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

Item 4. Mine Safety Disclosures

 Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

UBI Blockchain Internet, Ltd., formerly known as JA Energy Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: JAEN. The Stock was first cleared for quotation on September 22, 2011.

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

Other income and expenses

On October 15, 2014, as part of an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”) Mr. James Lusk (the largest debtor of UBI Blockchain Internet, Ltd., formerly known as JA Energy and its former CEO) agreed to transfer as of March 31, 2014, all assets and liabilities from UBI Blockchain Internet, Ltd., formerly known as JA Energy to the Subsidiary to the extent legally assignable. During the year ended August 31, 2015 an asset with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870 for the year ended August 31, 2015.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UBI Blockchain Internet, Ltd., formerly known as JA Energy

I have audited the accompanying balance sheet of UBI Blockchain Internet, Ltd., formerly known as JA Energy (the “Company”) as of August 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of UBI Blockchain Internet, Ltd., formerly known as JA Energy as of August 31, 2015 were audited by another auditor whose report dated December 14, 2015 expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UBI Blockchain Internet, Ltd., formerly known as JA Energy as of August 31, 2016 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

Seale & Beers, CPA's

Certified Public Accountants

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JA Energy

We have audited the accompanying balance sheet of JA Energy as of August 31, 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended August 31, 2015. JA Energy’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JA Energy as of August 31, 2015 and the results of its operations and cash flows for the year ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 14, 2015

UBI Blockchain Internet, Ltd., formerly known as JA Energy
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

UBI Blockchain Internet, Ltd., formerly known as JA Energy
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

UBI Blockchain Internet, Ltd., formerly known as JA Energy
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

UBI Blockchain Internet, Ltd., formerly known as JA Energy
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

UBI Blockchain Internet, Ltd., formerly known as JA Energy

Notes to Financial Statements

Years Ended August 31, 2016 and 2015

NOTE 1 – ABOUT THE COMPANY

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as UBI Blockchain Internet, Ltd., formerly known as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over-the- Counter Bulletin Board.

On September 30, 2014, the Board of Directors passed a resolution to form a new company called Peak Energy Holdings (Peak) with each shareholder in the Company receiving one share of common of Peak for each share of common stock in the Company and one share of preferred stock of Peak for each share of preferred share of the Company.

On November 9, 2014, UBI Blockchain Internet, Ltd., formerly known as JA Energy (the "Company") entered into an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”). The Agreement dealt with the dividend spin-off UBI Blockchain Internet, Ltd., formerly known as JA Energy's wholly owned subsidiary, Peak Energy Holdings. At the UBI Blockchain Internet, Ltd., formerly known as JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer of all of the assets and liabilities of the Parent into a wholly owned subsidiary. The subsidiary had the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent received a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company entered into a separate agreement with regards to the dividend spin-off. They agreed to and put into effect the following points upon the dividend spin-off of the Peak Energy Holdings from UBI Blockchain Internet, Ltd., formerly known as JA Energy:

•	Mr. James Lusk (the largest debtor of UBI Blockchain Internet, Ltd., formerly known as JA Energy) transferred all assets and liabilities, as of March 31, 2014, from UBI Blockchain Internet, Ltd., formerly known as JA Energy to the Subsidiary to the extent legally assignable.

•	Two of the major shareholders in UBI Blockchain Internet, Ltd., formerly known as JA Energy transferred all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

•	Mr. James Lusk transferred all of the common stock ownership he owned and controlled in UBI Blockchain Internet, Ltd., formerly known as JA Energy to the major shareholders.

•	Mr. James Lusk provided a notarized signed letter addressed to the Company and auditor that he agreed to transfer all assets and liabilities, as of March 31, 2014, from the Parent to the Subsidiary to the extent legally assignable.

•	UBI Blockchain Internet, Ltd., formerly known as JA Energy warranted that any new liabilities incurred on the books of UBI Blockchain Internet, Ltd., formerly known as JA Energy after April 1, 2014 would not be transferred to the subsidiary.

•	UBI Blockchain Internet, Ltd., formerly known as JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary would have no assets nor liabilities.

•	UBI Blockchain Internet, Ltd., formerly known as JA Energy warranted that since April 1, 2014, with the exception of the Preferred voting shares, no other shares were issued, awarded or pledged to be issued. The number of common shares issued and outstanding in UBI Blockchain Internet, Ltd., formerly known as JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

•	Upon the completion of the transfer of assets and liabilities, shares were exchanged and the subsidiary was divested from UBI Blockchain Internet, Ltd., formerly known as JA Energy and now operates independent as a separate entity of UBI Blockchain Internet, Ltd., formerly known as JA Energy with its own management;

•	Mr. James Lusk took control of Peak Energy Holdings, independent of UBI Blockchain Internet, Ltd., formerly known as JA Energy.

•	All Parties indemnified and held harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions

The Agreement did not affect any other shareholders in the Company who maintained their share ownership of UBI Blockchain Internet, Ltd., formerly known as JA Energy, and have pro-rata ownership in Peak Energy Holdings following the dividend spin-off.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Seale and Beers, CPAs

On September 16, 2016 (the "Dismissal Date"), the Board of Directors of UBI Blockchain Internet, Ltd., formerly known as JA Energy (the “Registrant” or the “Company”) approved of the dismissal of Seale and Beers, CPAs as the Registrant’s independent registered public accounting firm.

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

c) Dismissal of AMC Auditing

On October 20, 2016 (the "Dismissal Date"), the Board of Directors of UBI Blockchain Internet, Ltd., formerly known as JA Energy (the “Registrant” or the “Company”) approved of the dismissal of AMC Auditing as the Registrant’s independent registered public accounting firm. AMC Auditing was engaged by the Company to perform an audit on its financial statements for the year ending August 31, 2016. However, no work was performed prior to its dismissal.

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

Biographies of the Management Team of UBI Blockchain Internet, Ltd., formerly known as JA Energy

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

UBI Blockchain Internet, Ltd., formerly known as JA Energy Summary Compensation Table

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

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, in effect		8-K		3.5	12/01/16
3.2	By-laws as currently, in effect		S-1	8/31/10	3.2	09/20/10
3.3	Articles of Designation		8-K		3.3	6/10/2014
23	Consent of Seale & Bees, CPAs, Independent Registered Pubic Account Firm, dated April 14, 2017	X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBI Blockchain Internet, Ltd. Registrant

Date: April 14, 2017	/s/ Tony Liu
Name: Tony Liu Principal Executive Officer

Date: April 14, 2017	/s/ Chan Cheung
Name: Chan Cheung Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Tony Liu Tony Liu	Chief Executive Officer,	April 13, 2013

/s/ Chan Cheung Chan Cheung	Chief Financial Officer	April 14, 2017

/s/ Jun Min Jun Min	Director	April 14, 2017

/s/ Cosimo J. Patti Cosimo J. Patti	Director	April 14, 2017