Form 10-Q/A
period 2016-11-30
UBI Blockchain Internet LTD-DE
filed 2017-04-19
CIK 1500242

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended November 30, 2016 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on January 27, 2017. The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A-1 is to correct our classification on the cover page as a shell company, as of November 30, 2016, as defined in Rule 12b-2 of the Exchange Act.

This amended Form 10-Q/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-Q except as set forth above. Additionally, this amended Form 10-Q/A-1, except as set forth above, speaks as of the filing date of the original Form 10-Q and does not update or discuss any other Company developments after the date of the original filings.

Table of Contents

UBI Blockchain Internet Ltd.

Index to Form 10-Q/A

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