Form 10-Q
period 2017-02-28
UBI Blockchain Internet LTD-DE
filed 2017-04-21
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-54236

UBI Blockchain Internet Ltd.

(Exact name of registrant as specified in its charter)

Nevada	27-3349143
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Unit 03, Level 9, Core F, Smart Space, Block 3, 100 Cyberport Rd., Hong Kong, People's Republic of China
(Address of principal executive offices)	(Zip Code)

(212) 372-8836

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 21, 2017, there were 30,217,046 Series A shares of common stock, par value $0.001; 6,000,000 Series B shares of common stock, par value $0.001, and 48.400,000 Series C shares of common stock, par value $0.001 of the registrant issued and outstanding.

Table of Contents

UBI Blockchain Internet Ltd.

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2017

PART I - FINANCIAL INFORMATION

UBI Blockchain Internet Ltd.
(Formerly JA Energy)
Balance Sheets

	February 28,	August 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses	$6,000	$-
Total current assets	6,000	-

Office Equipment, net of accumulated depreciation	6,363	-
Total assets	$12,363	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$20,131	$68,419
Advances from former related party	-	26,981
Due to related parties	149,485	-
Accrued stock-based compensation	280,000	-
Bank overdraft	-	1,202
Note payable - former related party	-	50,000
Total current liabilities	449,616	146,602

Total liabilities	449,616	146,602

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of' February 28, 2017 and August 31, 2016, respectively		1,000
Class A common stock, $0.001 par value, 130,000,000 shares authorized, 30,217,046 and 217,046 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	30,217	217
Class B Common stock, $0.001 par value, 6,000,000 shares authorized, 6,000,000 shares issued and outstanding as of 'February 28, 2017	6,000
Class C Common stock, $0.001 par value, 64,000,000 shares authorized, -0- shares issued and outstanding as of February 28, 2017	-
Additional paid-in capital	4,444,684	4,315,919
Stock subscription payable	90,521	90,521
Accumulated deficit	(5,008,675)	(4,554,259)
Total stockholders' deficit	(437,253)	(146,602)
Total liabilities and stockholders' deficit	$12,363	$-

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.
(Formerly JA Energy)
Statements of Operations
(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	February 28, 2017	29 Feb 2016	February 28, 2017	29 Feb 2016
Operating expenses:
Salaries (including stock - based compensation of $48,333, $0, $48,333 and $0 respectively)	$179,569	-	$179,569	$-
Consulting fees (including stock - based compensation of $231,667, $0, $231,667 and $0 respectively)	231,667	-	256,667	-
Legal & Professional fees	8,147		39,516	-
Other general and administrative	6,739	12,025	26,239	25,281
Total operating expenses	426,122	12,025	501,991	25,281

Other income (expenses):
Gain on settlement of bank overdraft		-	572	-
Gain on settlement of accounts payable and accrued liabilities	47,003	-	47,003	-
Total other income (expenses)	47,003	-	47,575	-

Net income (loss)	$(379,119)	(12,025)	$(454,416)	$(25,281)

Net loss per share of Class A common stock – basic and diluted	$(0.01)	(0.06)	$(0.02)	$(0.12)

Weighted average number of Class A common
shares outstanding - basic and diluted	30,217,046	217,046	24,250,195	217,046

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.
(Formerly JA Energy)
Statements of Cash Flows
(Unaudited)

	For six months	For six months
	ended	ended
	February 28, 2017	February 29, 2016
OPERATING ACTIVITIES
Net income (loss)	$(454,416)	$(25,281)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock-based compensation	280,000	-
Gain on settlement of bank overdraft	(572)	-
Gain on settlement of accounts Payable and accrued liabilities	(47,003)	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	(3,000)
Bank overdraft	(630)	-
Accounts payable and accrued liabilities	(1,285)	16,031
Net cash used by operating activities	(229,906)	(12,250)

INVESTING ACTIVITIES
Purchase of office equipment	(6,363)	-
Net cash used by investing activities	(6,363)

FINANCING ACTIVITIES
Due to related parties	149,485	-
Advances from former related party	(26,981)	12,250
Repayment of note payable to former related party	(50,000)	-
Buyback of preferred stock	(33,735)	-
Proceeds from sale of common Stock-net	180,000	-
Contributed capital	17,500	-
Net cash provided by financing activities	229,906	12,250

NET CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-
END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Notes to Financial Statements

Three and Six Months Ended February 28, 2017 and 2016

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

On September 15, 2016, the Company, with the approval of the Board of Directors agreed to issue (issued October 7, 2016) 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares, and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, LTD (“UBI Hong Kong”), a Hong Kong company, in exchange for $200,000. On September 26, 2016, pursuant to NRS 78.1955, the Board of Directors approved the filing of a Certificate of Designation with the Nevada Secretary of State to designate Class A, B and C common shares, par value $0.001. Concurrently with the filing of this Certificate of Designation, all Common Stock issued and outstanding shall become Class A Common Stock. Class B Common Stock carries a voting weight equal to ten (10) Common Shares. The Class B shares can be converted into fully paid and non-assessable Common Shares, on a one-to-one basis, at the option of the holder at any time upon written notice to the Company and its authorized transfer agent. Class C Common Stock has no voting rights. Upon the conversion or other exchange of all outstanding shares of Class B Common Stock into or for shares of Class A Common Stock, all shares of Class C Common Stock shall be automatically, without further action by any holder thereof, converted into an identical number of fully paid and non-assessable shares of Class A Common Stock on the date fixed therefore by the Board of Directors that is no less than sixty-one days and no more than one hundred and eighty days following such conversion or exchange.

On October 7, 2016, the 30,000,000 Class A shares and 6,000,000 Class B shares were issued. On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet LTD. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. On March 1, 2017, 40,000,000 shares of Class C shares were issued. All of the preceding shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen or a resident of the USA.

On January 3, 2017, the Company appointed four new directors, accepted the resignations of its two former directors and appointed Tony Liu (who controls UBI Hong Kong) as Chief Executive Officer of the Company.

Commencing in the three months ended February 28, 2017, the Company started research activities in Hong Kong relating to "blockchain" technology planned to be provided for future customers.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $5,008,674. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. As described above, there was a change in control of the Company in October 2016.

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

Earnings per Share.

The basic earnings (loss) per share of Class A common stock is calculated by dividing the Company's net income (loss) available to Class A common shareholders by the weighted average number of Class A common shares issued and outstanding during the year. The diluted earnings (loss) per share is of Class A common stock calculated by dividing the Company's net income (loss) available to Class A common shareholders by the diluted weighted average number of Class A shares outstanding during the year. The diluted weighted average number of Class A shares outstanding is the basic weighted number of Class A shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are expenses as incurred.

Foreign Currency Translation

The reporting currency of the Company is the United States Dollar and the accompanying financial statements are expressed in United States Dollars.

Transactions denominated in currencies other than the United States Dollar (principally the Hong Kong Dollar) are translated in United States Dollars at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant in the six months ended February 28, 2017 and February 29, 2016 are reflected in income.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Revenue recognition

The Company recognizes revenue from services and product sales once all the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. For the periods presented, the Company had no revenues.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, "Compensation - Stock Compensation," which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company does not have an employee stock option plan.

The Company follows ACS topic 505-50, formerly EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services," for stock issued to consultants and other non-employees. In accordance with ACS Topic 505-50, the stock issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the stock, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to consulting expense over the period during which services are rendered.

Year end

The Company's fiscal year-end is August 31.

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s 1-for- 200 reverse stock split effected on January 20, 2016. The par value was not adjusted as a result of the reverse stock split.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through February 28, 2017 and concluded that they will not have a material effect on future financial statements.

 NOTE 4 – TRANSFER OF ASSETS AND LIABILITIES TO PEAK ENERGY HOLDINGS

In accordance with the Agreement described in Note 1 to these financial statements, during the year ended August 31, 2015 certain assets with a book value of $9,340, net of depreciation, and liabilities totaling $628,210 were transferred to Peak Energy Holdings. This transfer resulted in other income of $618,870. In addition to the $628,210 liabilities transferred to Peak, approximately $68,090 of additional liabilities as of March 31, 2014 not legally assignable to Peak without the consent of the respective debtors were the responsibility of Peak under the Agreement. As of February 28, 2017 and August 31, 2015, accounts payable and accrued liabilities include liabilities that are the responsibility of Peak totaling $20,131 and $57,541, respectively. The Company will contest any request for payment of any of these pre-Agreement liabilities.

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

Starting in December 2016, the Company engaged the services of a total of 44 employees and non-employees to perform certain marketing, research and development and investor relations services. The related agreements, which were executed in March 2017, provide for the contractors to work for the Company for terms ranging from September 2016 to January 1, 2017 to December 31, 2017 for compensation including the issuance of a total of 8,400,000 shares of Class C common stock (which occurred April 3, 2017). At February 28, 2017, we have accrued stock-based compensation expense totaling $280,000 for these issuances based on an estimated fair value of $1,680,000 for 8,400,000 shares using $0.20 per share and a 2 month (of 12 month) expense recognition. The remaining expense of $1,400,000 will be amortized evenly over the 10 months ending December 31, 2017.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As described in Note 8, the Company was obligated to Mr. Mark DeStefano (“DeStefano”) for a $50,000 note payable and $26,981 for payments made on behalf of the Company. Subsequently, Mr. DeStefano advanced $1,285 to the Company. During the three months ended November 30, 2016 the Company satisfied these obligations. DeStefano had voting control of the Company from June 2014 (see Note 8) to October 24, 2016 (when the Company purchased from DeStefano the 1,000,000 shares of Preferred Stock for $33,735) through his ownership of the 1,000,000 shares of Voting Preferred Stock issued and outstanding (equivalent to 50,000,000 votes).

For the six months ended February 28, 2017, consulting fees paid to former related parties consists of a total of $15,000 paid to the two then directors of the Company and $10,000 paid to an entity controlled by DeStefano.

Commencing in the three months ended February 28, 2017, the Company has been using office space provided by UBI Blockchain Internet, LTD. (Hong Kong) ("UBI Hong Kong") at no cost to the Company. UBI Hong Kong owns 30,000,000 shares of the Company's Class A common stock.

In the three months ended February 28, 2017, Tony Liu, chief executive officer of the Company, and UBI Hong Kong paid a total of $149,485 of expenditures on behalf of the Company. The amount due to these related parties for these expenditures is $149,485 at February 28, 2017. The liabilities are non-interest bearing and are due on demand.

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

As of February 28, 2017, the Company had net operating loss carry forwards of approximately $1,196,161 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization has not been determined likely to occur. Also, due to the change in control, there are annual limitations on future net operating loss carry forward deductions.

NOTE 8 - NOTES PAYABLE – Former Related Party

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

On January 27, 2017, the Company entered into a Settlement Agreement with a former landlord satisfying a $35,868 accrued liability (see Note 4) for $4,100. This settlement, along with an arrangement with another vendor, resulted in other income of $47,003.

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

NOTE 11 – SUBEQUENT EVENTS

On March 1, 2017, the Company issued 40,000,000 shares of Class C common stock to our chief executive officer Tony Liu pursuant to the September 15, 2016 agreement (see Note 1).

On April 3, 2017, the Company issued a total of 8.400,000 shares of Class C common stock to a total of 44 contractor employees and nonemployees (see Note 5).

On April 12, 2017, the Board of Directors of the Company approved the increase of the number of authorized common shares from 200,000,000 shares to 2,000,000,000 shares (1,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of Class C common stock). This action is planned to occur in May 2017.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-Q, except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

In this form 10-Q references to "UBI Blockchain Internet, Ltd.," "JA Energy," "the Company", "we," "us," and "our" refer to UBI Blockchain Internet Ltd. (a Delaware Company).

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

On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet LTD. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. On December 9, 2016, the Class C shares were issued. All of the preceding shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen nor a resident of the USA.

Business Description

UBI Blockchain Internet’s business encompasses the research and application in the blockchain technology with a focus on the Internet of things ("IoT") covering areas of food and drugs, healthcare, just to name a few. The Company will leverage the stock market to build a new business technology platform, specialized in the safety and freshness keeping of food and drugs within the context of micro and macro environment of the human life.

UBI plans to set up teams, that are dedicated to blockchain application and research, application of the internet of things, IT and data analytics in order to achieve its business goals.

An internet of things is defined as: the internetworking of physical devices, vehicles (also referred to as "connected devices" and "smart devices"), buildings, and other items embedded with electronics, software, sensors, actuators, and network connectivity that enable these objects to collect and exchange data. The IoT allows objects to be sensed and/or controlled remotely across existing network infrastructure, creating opportunities for more direct integration of the physical world into computer-based systems, and resulting in improved efficiency, accuracy and economic benefit. Blockchain, originally block chain, is defined as: a distributed database that maintains a continuously-growing list of ordered records called blocks. Each block contains a timestamp and a link to a previous block. By design, blockchains are resistant to modification of the data - once recorded, the data in a block cannot be altered retroactively. The Company plans to develop and specialize in the design, development, promotion and sales of blockchain technology and internet of things.

Blockchain technology-based applications

Management plans to focus its business in the integrated wellness industry, which providing procedures for safety and effectiveness in food and drugs, but also preventing counterfeit or fake food and drugs. With the advancement of the blockchain technology, we can trace a food or drug product all the way up to its original source within the context of the internet of things.

We are in the early stages of blockchain technology, which can store decentralized and distributed software ledger with complete transaction history. Blockchain technology has a wide range of potential applications, in addition to financial, real estate, back office systems and stock trading applications. Blockchain is a distributed ledger agreement that allows projects or transactions to be transparently registered and is first developed for use in a variety of industries to offer a wide range of services including banking, stock trading, real estate and even global diamond sales. More and more financial giants join blockchain technology applications and research and development, including IBM, Microsoft, Intel, Blockstream and Thompson Reuters, to further accelerate blockchain technology as a maturity and development system. Management believes the investments in the field of blockchain are growing. Due to maturity and safety of blockchain technology, it can play a role in many fields, and management believes its application field and development potential offer a growth opportunity for the Company.

The five features of blockchain include: de-centralization, openness, autonomy, non-tampering and anonymity. These features make blockchain an advantage in science and finance. Blockchain technology is a decentralized, distributed ledger that allows each transaction to be recorded and verified by network, which means that they do not need a central regulator such as a bank or financial institution. Transactions are also anonymous and theoretically real-time, although recent network over-saturation has led to this problem. The block-based distributed accounting technology, combined with its artificial intelligence and internet of things technologies, makes it possible for billions of smart technologies to connect to internet for greater security, allowing virtual time travel and allowing regulators to return to the point at which the problem occurred. One of potential application of this technology is the creation of registers based on blockchain of IoT devices, and the use of artificial intelligence programs to perform automated intelligent diagnostics and more advanced functions, which can ultimately lead engineers and regulators to virtualize clock backwards. At the same time, blockchain technology can reduce audit costs; reduce distrust of central node, so that flow of financial assets is more transparent and convenient. In fact, current blockchain technology is indeed application of digital electronic payments to "blockchain +" transition extension from financial sector gradually to IoT and other non-financial areas which will trigger more and greater industrial restructuring and revolution. It is our time to enter real power blockchain technology.

The central concept and future development of blockchain are trends of things fit, leading gradual self-government of things. Blockchain technology is a good solution: infrastructure investment, high maintenance costs and data security issues. Blockchain technology support IoT which is an extension and more advanced stage of internet. Blockchain technology research and application will make IoT networking shine. Blockchain's point-to-point communication platform gives a subtle solution. Blockchain technology creates a shared, distributed, digital book between network nodes to record transactions, rather than storing them on a central server. Thus, eliminate the need for central verification. It provides a way to create a consensus network without having trust a single node, and data store does not need to be stored in a central server, but by sharing it to all nodes in the network.

Internet of Things (IoT) is about creating digital representations of real-world objects. It is a phenomenon that draws on rapid developments within IT, ICT and telecommunications to spark insights and to help companies create entirely new types of services and business areas. Management believes that the Internet of Things will be the next technology to promote the rapid development of the world's important productive forces.

Health Care Business Focus

Management believes that the global IoT in healthcare market is growing at a significant growth rate, due to increasing demand for advanced healthcare information system, and growing prevalence of chronic and lifestyle associated diseases.

The IoT applications in healthcare, such as telemedicine, medication management, clinical operations and workflow management, inpatient monitoring, helps in compiling services related to diagnosis, treatment, care, and rehabilitation. They improve communication between patients and healthcare providers, in order to reduce medication errors, and provide better coordinated care.

Blockchain technology supports IoT which is an extension and more advanced stage of internet. Blockchain's point-to-point communication platform problem, gives a subtle solution. Blockchain technology creates a shared, distributed, digital book between network nodes to record transactions, rather than storing them on a central server. Thus eliminating need for central verification. It provides a way to create a consensus network without having to trust a single node, and data store does not need to be stored in a central server, but by sharing it to all nodes in network. Blockchain technology can also help solve medical field of data privacy and other issues, such as custody of electronic medical records, safe storage of genetic data, drug security and so on.

The Market Opportunity

The Company is in the early stages of blockchain technology, which can store decentralized and distributed software ledger with complete transaction history. Blockchain technology has a wide range of potential applications, in addition to financial, real estate, and back office systems. Blockchain can be utlized as a distributed ledger agreement that allows projects or transactions to be transparently registered and can be used in a variety of industries to offer a wide range of services including banking, stock trading, real estate and even global diamond sales.

Blockchain technology can play a role in many fields. Blockchain transactions are theoretically real-time. The block-based distributed accounting technology, combined with its artificial intelligence and internet of things technologies, makes it possible for countless of smart technologies to connect to internet for greater security, allowing technicians to return to the point at which the problem occurred. One of potential applications of this technology is the creation of registers based on blockchain of IoT devices, and the use of artificial intelligence programs to perform automated intelligent diagnostics and more advanced functions, which can ultimately lead engineers and technicians to virtualize clock backwards. At the same time, blockchain technology can reduce audit costs; reduce distrust of central node, so that flow of financial assets is more transparent and convenient. In fact, current blockchain technology is indeed application of digital electronic payments to "block chain +" transition extension from financial sector gradually to IoT and other non-financial areas which will trigger more and greater industrial restructuring and revolution.

The internet of things is based on computer science, including network, electronics, radio frequency, induction, wireless, artificial intelligence, bar code, cloud computing, automation, embedded technology as an integrated technology. Internet of things is called the third wave of the world information industry revolution, after computer revolution, and the second internet revolution. Management believes that within 10 years, internet of things will be widely used in intelligent medicine, intelligent transportation, environmental protection, government work, public safety, safety home, intelligent home appliance, industrial monitoring, elderly care, personal health, intelligent building, green agriculture and breeding, surveillance, imaging, computers, mobile phones and other fields.

Blockchain technology is a good solution for: infrastructure investment, high maintenance costs and data security issues. Blockchain technology supports IoT which is an extension and more advanced stage of internet. Blockchain technology research and application will make IoT networking more efficient. Blockchain technology creates a shared, distributed, digital book between network nodes to record transactions, rather than storing them on a central server. This eliminates the need for central verification. It provides a way to create a consensus network without having to trust a single node, and data store does not need to be stored in a central server, but by sharing it to all nodes in network. Blockchain technology can also solve medical field of data privacy and other issues, such as custody of electronic medical records, safe storage of genetic data, and drug security.

Our Strategy

Our strategy is to make UBI the premier online investment and communication platform in key markets in China, and later on we may expand into Europe and North America. To achieve this goal, we intend to do the following:

• Introducing innovative products

We plan to develop commercially applicable blockchain based payment and other functions, such as product tracking. We aim at satisfaction of user experience, covering the consumption after sales.

 • Create brand awareness and drive sales of our products and services in key markets

We intend to target our marketing efforts to create global awareness of our brand and drive sales of our products and services in the key markets of China.

 • Employ professional investment professionals, academics, university professors and communication professionals

We plan to employ investment professionals, academics, university professors and communication professionals from around the world to develop technologies applications to human beings.

• Coordinate with strategic partners in each of the target markets for marketing and distribution

We believe that international markets represent a significant growth opportunity for us and we intend to expand sales of our products and services globally through selected retailers and strategic partnerships. We plan to work with key partners in the target markets to provide marketing and distribution expertise and assistance. Although it may be challenging to gain market acceptance in these markets, we believe the assistance of such experts will expedite the process.

Competitive Strengths

We believe that the following strengths position us to build our business model:

1. Building a Creative Commercial Platform through Independent Design and

Development

We plan to make an integrated platform that incorporates the blockchain technology, internet of things, and a stock market. This platform when once built, will support blockchain based payment, the convenience of internet of things, with the speed, safety, and convenience not yet experienced. We plan to establish a brand name of “Global UBI” for our products.

2. We Believe We Have Good Relations in China’s Healthcare Industry

In China, we believe that our management has good relations in the field of integrated health industry for scientific research and development, raw material production base and other industrial chains. Our management is also familiar with the international pharmaceutical market and the food market. We believe that technology is the top productive force. The effective combination of blockchain technology and Internet of Things technology which exclude all possible human factors, its centralization, transparency and chain cannot be tampered with, traceability, etc. can solve the drug and food safety issues.

Target Market

At present, fake drugs are common in China, as there exists little regulation of production, and no guaranteed efficacy of traditional Chinese medicine. There has been an excessive use of antibiotics, poison capsules incidents, vaccine cases ginkgo leaf, licorice tablets and other major drug cases, seriously affecting people's physical and mental health. Therefore, food and drug safety is related to the vital interests of millions of people in China.

Sources of Income and Pricing

We plan to use application of information technology (IT), blockchain technology and IoT technology that permeate virtually all aspects of corporate and social activity, effective combination of food and drugs safety and management of labor relations. The products and services enabled by it have had a major impact to the healthcare industry. As we look to the future, emerging technologies raise new trend in security, law enforcement, privacy, safety in food and drug of healthcare industry.

Sales and Marketing

The Company plans to place an emphasis on social media for the marketing and advancement of blockchain, internet of things, and technological innovation platform as well as the traditional health application, food and drug production process chain for more transparent transactions. The Company plans to implement original sources of procurement advantages, and preferred overseas products. For the domestic high-end consumers, we provide more efficient, convenient and affordable imports of quality goods.

Management believes Chinese consumers are more likely to consider buying a product if they see it mentioned on a social-media site and more likely to purchase a product or service if a friend or acquaintance recommends it on a social-media site.

Chinese consumers rely heavily upon peer-to-peer recommendations over general mass advertising. In general, the Chinese populace is skeptical of information from news sources and advertising and rely more on word-of-mouth from friends, family, and key opinion leaders, many of whom share information on social media.

While messaging and sharing photos is as popular in China as in other regions, one aspect of usage in the country stands out: social media has a greater influence on purchasing decisions for consumers in China than for those anywhere else in the world. Due to the widespread use of social media in China, the Company will focus its marketing efforts on this medium. The Company will be present with its own social media site on the largest Chinese social media platforms. Sale of products and services will take place on the portal. With regards to North America and European Market, we anticipate employing a similar strategy. Our most important profit and revenue will come from our development of drugs, food safety software, and system platform technology to promote sales and transfer technology. These software technologies and platform technologies will be widely used in health industry businesses and regulatory agencies.

Manufacturing

The Company does not at this time engage in any manufacturing but may engage in manufacturing of products to be sold on the Company's website in the future.

Government Regulation

We are or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations regarding privacy, data protection, data security, data retention, consumer protection, advertising, electronic commerce, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data, the scope of which is changing, subject to differing interpretations, and may be inconsistent among different jurisdictions. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure to comply with our privacy or security policies or privacy-related legal obligations by us or third-party service-providers or the failure or perceived failure by third-party apps, with which our users choose to share their data, to comply with their privacy policies or privacy-related legal obligations as they relate to the data shared with them, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our brand and operating results.

We plan to develop solutions to ensure that data transfers from the E.U. provide adequate protections to comply with the E.U. Data Protection Directive. If we fail to develop such alternative data transfer solutions, one or more national data protection authorities in the European Union could bring enforcement actions seeking to prohibit or suspend our data transfers to the U.S. and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.

Governments are continuing to focus on privacy and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users' data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the CPSC, Federal Trade Commission, Food and Drug Administration, or FDA, Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products and services are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

The global nature of our business operations also create various domestic and foreign regulatory challenges and subject us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our products are also subject to U.S. export controls, including the U.S. Department of Commerce's Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department's Office of Foreign Assets Controls. If we become liable under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.

Employees

We have 11 full-time employees. Within our workforce, 4 employees are engaged in product development and 7 employees are engaged in business development, finance, human resources, facilities, information technology and general management and administration. We expect the number of employees to rise to more than 25 by the end of December, 2017. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Results of Operations

Revenues

During the six month period ended February 28, 2017, the Company had no revenues.

Expenses

For the three months ended February 28, 2017, the Company had total operating expenses of $426,122 as compared to $12,025 in 2016. The 2017 operating expenses consisted of salaries of $179,569, consulting fees of $231,667, legal and professional fees of $8,147 and other general and administrative expenses of $6,739. For the six months ended February 28, 2017, the Company had total operating expenses of $501,991 as compared to $25,281 in 2016. The 2017 operating expenses consisted of salaries of $179,569, consulting fees of $256,667, legal and professional fees of $39,516 and other general and administrative expenses of $26,239.

For the three months ended February 28, 2017, the Company had a net loss of $(379,119) or $(0.01) per share of Class A common stock and compared to a loss of $(12,025) or $(0.06) per share of Class A common stock for the same period last year.

Net Loss

For the six months ended February 28, 2017, the Company had a net loss of $(454,416) or $(0.02) per share of Class A common stock and compared to a loss of $(25,281) or $(0.12) per share of Class A common stock for the same period last year.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of February 28, 2017, the Company has accumulated operating losses of approximately $5,008,675 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's services, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As of February 28, 2017 the Company has total assets of $12,363 consisting of office equipment of $6,363 and prepaid expenses of $6,000 and total liabilities of $449,616. The negative working capital at February 28, 2017 is $443,616.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from services and product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through February 28, 2017 and concluded that they will not have a material effect on future financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2017.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended February 28, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on 10-K for the fiscal year ended August 31, 2016 and the discussion in Item 2 of Part I above, under "Liquidity and Capital Resources." Additionally see Risk Factors set forth in the Form 10 Information disclosed in the Company's Amended Current Report in Form 8-K/A filed in the Commission on April 11, 2017.

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

UBI Blockchain Internet, Ltd. Registrant

Date: April 21, 2017	/s/ Tony Liu
Name: Tony Liu Principal Executive Officer

Date: April 21, 2017	/s/ Chan Cheung
Name: Chan Cheung Principal Accounting Officer