Form 10-Q/A
period 2017-02-28
UBI Blockchain Internet LTD-DE
filed 2017-06-29
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No 1 to

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

Unit 03, Level 9, Core F, Smart Space, Block 3, 100 Cyberport Rd., Hong Kong, People’s Republic of China
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the UBI Blockchain Internet LTD (“the Company” or “Registrant”) Quarterly Report on Form 10-Q filed with the U. S. Securities and Exchange Commission (“Commission”) on April 21, 2017 (the “Original Filing”). This Amendment is being filed to include the interactive data file required by Item 601(b)(101) of Regulation S-K.

There have been no changes from the Original Filing other than as herein. This Amendment No. 1 does not modify or update in any way the other disclosures made in the Original Filing.

Table of Contents

UBI Blockchain Internet Ltd.

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2017

PART I - FINANCIAL INFORMATION

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Balance Sheets

	February 28, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses	$6,000	$-
Total current assets	6,000	-

Office Equipment, net of accumulated depreciation	6,363	-
Total assets	$12,363	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$20,131	$68,419
Advances from former related party	-	26,981
Due to related parties	149,485	-
Accrued stock-based compensation	280,000	-
Bank overdraft	-	1,202
Note payable - former related party	-	50,000
Total current liabilities	449,616	146,602

Total liabilities	449,616	146,602

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of’ February 28, 2017 and August 31, 2016, respectively	-	1,000
Class A common stock, $0.001 par value, 130,000,000 shares authorized, 30,217,046 and 217,046 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	30,217	217
Class B Common stock, $0.001 par value, 6,000,000 shares authorized, 6,000,000 shares issued and outstanding as of ‘February 28, 2017	6,000	-
Class C Common stock, $0.001 par value, 64,000,000 shares authorized, -0- shares issued and outstanding as of February 28, 2017	-	-
Additional paid-in capital	4,444,684	4,315,919
Stock subscription payable	90,521	90,521
Accumulated deficit	(5,008,675)	(4,554,259)
Total stockholders’ deficit	(437,253)	(146,602)
Total liabilities and stockholders’ deficit	$12,363	$-

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Statements of Operations

(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	February 28, 2017	29-Feb-2016	February 28, 2017	29-Feb-2016
Operating expenses:
Salaries (including stock - based compensation of $48,333, $0, $48,333 and $0 respectively)	$179,569	-	$179,569	$-
Consulting fees (including stock - based compensation of $231,667, $0, $231,667 and $0 respectively)	231,667	-	256,667	-
Legal & Professional fees	8,147		39,516	-
Other general and administrative	6,739	12,025	26,239	25,281
Total operating expenses	426,122	12,025	501,991	25,281

Other income (expenses):
Gain on settlement of bank overdraft		-	572	-
Gain on settlement of accounts payable and accrued liabilities	47,003	-	47,003	-
Total other income (expenses)	47,003	-	47,575	-

Net income (loss)	$(379,119)	(12,025)	$(454,416)	$(25,281)

Net loss per share of Class A common stock – basic and diluted	$(0.01)	(0.06)	$(0.02)	$(0.12)

Weighted average number of Class A common shares outstanding - basic and diluted	30,217,046	217,046	24,250,195	217,046

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Statements of Cash Flows

(Unaudited)

	For six months	For six months
	ended	ended
	February 28, 2017	February 29, 2016
OPERATING ACTIVITIES
Net income (loss)	$(454,416)	$(25,281)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock-based compensation	280,000	-
Gain on settlement of bank overdraft	(572)	-
Gain on settlement of accounts Payable and accrued liabilities	(47,003)	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	(3,000)
Bank overdraft	(630)	-
Accounts payable and accrued liabilities	(1,285)	16,031
Net cash used by operating activities	(229,906)	(12,250)

INVESTING ACTIVITIES
Purchase of office equipment	(6,363)	-
Net cash used by investing activities	(6,363)	-

FINANCING ACTIVITIES
Due to related parties	149,485	-
Advances from former related party	(26,981)	12,250
Repayment of note payable to former related party	(50,000)	-
Buyback of preferred stock	(33,735)	-
Proceeds from sale of common Stock-net	180,000	-
Contributed capital	17,500	-
Net cash provided by financing activities	229,906	12,250

NET CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-
END OF PERIOD	$-	$-

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

On November 9, 2014, JA Energy (the “Company”) entered into an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”). The Agreement dealt with the dividend spin-off JA Energy’s wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer of all of the assets and liabilities of the Parent into a wholly owned subsidiary. The subsidiary had the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent received a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company entered into a separate agreement with regards to the dividend spin-off. They agreed to and put into effect the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

●	Mr. James Lusk (the largest debtor of JA Energy) transferred all assets and liabilities, as of March 31, 2014, from JA Energy to the Subsidiary to the extent legally assignable.

●	Two of the major shareholders in JA Energy transferred all ownership of their Preferred and Common stock held in the subsidiary to Mr. James Lusk.

●	Mr. James Lusk transferred all of the common stock ownership he owned and controlled in JA Energy to the major shareholders.

●	Mr. James Lusk provided a notarized signed letter addressed to the Company and auditor that he agreed to transfer all assets and liabilities, as of March 31, 2014, from the Parent to the Subsidiary to the extent legally assignable.

●	JA Energy warranted that any new liabilities incurred on the books of JA Energy after April 1, 2014 would not be transferred to the subsidiary.

●	JA Energy represented and warranted that there were no liabilities, actual or contingent, created in the subsidiary. Prior to the effective time of the transfer, the subsidiary would have no assets nor liabilities.

●	JA Energy warranted that since April 1, 2014, with the exception of the preferred voting shares, no other shares were issued, awarded or pledged to be issued. The number of common shares issued and outstanding in JA Energy at March 31, 2014 were the same number of the shares issued at the date of transfer.

●	Upon the completion of the transfer of assets and liabilities, shares were exchanged and the subsidiary was divested from JA Energy and now operates independent as a separate entity of JA Energy with its own management;

●	Mr. James Lusk took control of Peak Energy Holdings, independent of JA Energy.

●	All Parties indemnified and held harmless the other Parties from and against any and all losses, damages, liabilities, resulting or arising from these transactions

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

On October 7, 2016, the 30,000,000 Class A shares and 6,000,000 Class B shares were issued. On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet LTD. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. On March 1, 2017, 40,000,000 shares of Class C shares were issued. All of the preceding shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen or a resident of the USA.

On January 3, 2017, the Company appointed four new directors, accepted the resignations of its two former directors and appointed Tony Liu (who controls UBI Hong Kong) as Chief Executive Officer of the Company.

Commencing in the three months ended February 28, 2017, the Company started research activities in Hong Kong relating to “blockchain” technology planned to be provided for future customers.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting

The basis is United States generally accepted accounting principles.

Earnings per Share.

The basic earnings (loss) per share of Class A common stock is calculated by dividing the Company’s net income (loss) available to Class A common shareholders by the weighted average number of Class A common shares issued and outstanding during the year. The diluted earnings (loss) per share is of Class A common stock calculated by dividing the Company’s net income (loss) available to Class A common shareholders by the diluted weighted average number of Class A shares outstanding during the year. The diluted weighted average number of Class A shares outstanding is the basic weighted number of Class A shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation - Stock Compensation,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company does not have an employee stock option plan.

The Company follows ACS topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock issued to consultants and other non-employees. In accordance with ACS Topic 505-50, the stock issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the stock, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to consulting expense over the period during which services are rendered.

Year end

The Company’s fiscal year-end is August 31.

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

Commencing in the three months ended February 28, 2017, the Company has been using office space provided by UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at no cost to the Company. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

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

NOTE 10 – REVERSE STOCK SPLIT

On January 20, 2016, the Company effected a 1-for-200 reverse stock split of its outstanding common stock, par value $0.001 per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each two hundred shares of the Company’s Common Stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any stockholder who otherwise would have been entitled to receive fractional shares received an additional share. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying our warrants outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-200 split ratio in accordance with the terms of such warrants. Share and per-share amounts of the Company’s common stock and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of the Common Stock, $0.001 per share, or modify any voting rights or other terms of the common stock.

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

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-Q, except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

In this form 10-Q references to “UBI Blockchain Internet, Ltd.,” “JA Energy,” “the Company”, “we,” “us,” and “our” refer to UBI Blockchain Internet Ltd. (a Delaware Company).

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 filed with the Securities and Exchange Commission on December 14, 2016.

Corporate History and Business Overview

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over-the- Counter Bulletin Board.

On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet LTD. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. On December 9, 2016, the Class C shares were issued. All of the preceding shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen nor a resident of the USA.

Business Description

UBI Blockchain Internet’s business encompasses the research and application in the blockchain technology with a focus on the Internet of things (“IoT”) covering areas of food and drugs, healthcare, just to name a few. The Company will leverage the stock market to build a new business technology platform, specialized in the safety and freshness keeping of food and drugs within the context of micro and macro environment of the human life.

UBI plans to set up teams, that are dedicated to blockchain application and research, application of the internet of things, IT and data analytics in order to achieve its business goals.

An internet of things is defined as: the internetworking of physical devices, vehicles (also referred to as “connected devices” and “smart devices”), buildings, and other items embedded with electronics, software, sensors, actuators, and network connectivity that enable these objects to collect and exchange data. The IoT allows objects to be sensed and/or controlled remotely across existing network infrastructure, creating opportunities for more direct integration of the physical world into computer-based systems, and resulting in improved efficiency, accuracy and economic benefit. Blockchain, originally block chain, is defined as: a distributed database that maintains a continuously-growing list of ordered records called blocks. Each block contains a timestamp and a link to a previous block. By design, blockchains are resistant to modification of the data - once recorded, the data in a block cannot be altered retroactively. The Company plans to develop and specialize in the design, development, promotion and sales of blockchain technology and internet of things.

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

The five features of blockchain include: de-centralization, openness, autonomy, non-tampering and anonymity. These features make blockchain an advantage in science and finance. Blockchain technology is a decentralized, distributed ledger that allows each transaction to be recorded and verified by network, which means that they do not need a central regulator such as a bank or financial institution. Transactions are also anonymous and theoretically real-time, although recent network over-saturation has led to this problem. The block-based distributed accounting technology, combined with its artificial intelligence and internet of things technologies, makes it possible for billions of smart technologies to connect to internet for greater security, allowing virtual time travel and allowing regulators to return to the point at which the problem occurred. One of potential application of this technology is the creation of registers based on blockchain of IoT devices, and the use of artificial intelligence programs to perform automated intelligent diagnostics and more advanced functions, which can ultimately lead engineers and regulators to virtualize clock backwards. At the same time, blockchain technology can reduce audit costs; reduce distrust of central node, so that flow of financial assets is more transparent and convenient. In fact, current blockchain technology is indeed application of digital electronic payments to “blockchain +” transition extension from financial sector gradually to IoT and other non-financial areas which will trigger more and greater industrial restructuring and revolution. It is our time to enter real power blockchain technology.

The central concept and future development of blockchain are trends of things fit, leading gradual self-government of things. Blockchain technology is a good solution: infrastructure investment, high maintenance costs and data security issues. Blockchain technology support IoT which is an extension and more advanced stage of internet. Blockchain technology research and application will make IoT networking shine. Blockchain’s point-to-point communication platform gives a subtle solution. Blockchain technology creates a shared, distributed, digital book between network nodes to record transactions, rather than storing them on a central server. Thus, eliminate the need for central verification. It provides a way to create a consensus network without having trust a single node, and data store does not need to be stored in a central server, but by sharing it to all nodes in the network.

Internet of Things (IoT) is about creating digital representations of real-world objects. It is a phenomenon that draws on rapid developments within IT, ICT and telecommunications to spark insights and to help companies create entirely new types of services and business areas. Management believes that the Internet of Things will be the next technology to promote the rapid development of the world’s important productive forces.

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

Blockchain technology supports IoT which is an extension and more advanced stage of internet. Blockchain’s point-to-point communication platform problem, gives a subtle solution. Blockchain technology creates a shared, distributed, digital book between network nodes to record transactions, rather than storing them on a central server. Thus eliminating need for central verification. It provides a way to create a consensus network without having to trust a single node, and data store does not need to be stored in a central server, but by sharing it to all nodes in network. Blockchain technology can also help solve medical field of data privacy and other issues, such as custody of electronic medical records, safe storage of genetic data, drug security and so on.

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

Blockchain technology can play a role in many fields. Blockchain transactions are theoretically real-time. The block-based distributed accounting technology, combined with its artificial intelligence and internet of things technologies, makes it possible for countless of smart technologies to connect to internet for greater security, allowing technicians to return to the point at which the problem occurred. One of potential applications of this technology is the creation of registers based on blockchain of IoT devices, and the use of artificial intelligence programs to perform automated intelligent diagnostics and more advanced functions, which can ultimately lead engineers and technicians to virtualize clock backwards. At the same time, blockchain technology can reduce audit costs; reduce distrust of central node, so that flow of financial assets is more transparent and convenient. In fact, current blockchain technology is indeed application of digital electronic payments to “block chain +” transition extension from financial sector gradually to IoT and other non-financial areas which will trigger more and greater industrial restructuring and revolution.

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

● Introducing innovative products

We plan to develop commercially applicable blockchain based payment and other functions, such as product tracking. We aim at satisfaction of user experience, covering the consumption after sales.

● Create brand awareness and drive sales of our products and services in key markets

We intend to target our marketing efforts to create global awareness of our brand and drive sales of our products and services in the key markets of China.

● Employ professional investment professionals, academics, university professors and communication professionals

We plan to employ investment professionals, academics, university professors and communication professionals from around the world to develop technologies applications to human beings.

● Coordinate with strategic partners in each of the target markets for marketing and distribution

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

Target Market

At present, fake drugs are common in China, as there exists little regulation of production, and no guaranteed efficacy of traditional Chinese medicine. There has been an excessive use of antibiotics, poison capsules incidents, vaccine cases ginkgo leaf, licorice tablets and other major drug cases, seriously affecting people’s physical and mental health. Therefore, food and drug safety is related to the vital interests of millions of people in China.

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

Manufacturing

The Company does not at this time engage in any manufacturing but may engage in manufacturing of products to be sold on the Company’s website in the future.

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

Governments are continuing to focus on privacy and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

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

The global nature of our business operations also create various domestic and foreign regulatory challenges and subject us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our products are also subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. If we become liable under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.

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

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of February 28, 2017, the Company has accumulated operating losses of approximately $5,008,675 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s services, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As of February 28, 2017 the Company has total assets of $12,363 consisting of office equipment of $6,363 and prepaid expenses of $6,000 and total liabilities of $449,616. The negative working capital at February 28, 2017 is $443,616.

The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all. Currently, the Company has ceased most operations with the exception of certain aspects of its product development and protecting its intellectual property.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2017.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management’s report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Item 1 — Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on 10-K for the fiscal year ended August 31, 2016 and the discussion in Item 2 of Part I above, under “Liquidity and Capital Resources.” Additionally see Risk Factors set forth in the Form 10 Information disclosed in the Company’s Amended Current Report in Form 8-K/A filed in the Commission on April 11, 2017.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Balance Sheets at February 28, 2017 and August 31, 2016 (Unaudited).

(2)	Unaudited Statements of Operations for the three-month periods ended February 28, 2017 and 2015.

(3)	Unaudited Statements of Cash Flows for the three-month periods ended February 28, 2017 and 2015.

(4)	Notes to the financial statements (Unaudited).

●	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBI Blockchain Internet, Ltd.
Registrant

Date: June 29, 2017	By:	/s/ Tony Liu
	Name:	Tony Liu
Principal Executive Officer

Date: June 29, 2017	By:	/s/ Chan Cheung
	Name:	Chan Cheung
Principal Accounting Officer

