Form 10-Q
period 2017-05-31
UBI Blockchain Internet LTD-DE
filed 2017-07-17
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 14, 2017, there were 30,717,046 Series A shares of common stock, par value $0.001; 6,000,000 Series B shares of common stock, par value $0.001, and 73,400,000 Series C shares of common stock, par value $0.001 of the registrant issued and outstanding.

Table of Contents

UBI Blockchain Internet Ltd.

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2017

PART I - FINANCIAL INFORMATION

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Balance Sheets

	May 31,	August 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Current portion of prepaid stock-based salaries and consulting fees	$1,658,333	$-
Prepaid expenses	3,000	-
Total current assets	1,6661,333	-

Office Equipment, net of accumulated depreciation	6,045	-
Non-current portion of prepaid stock-based salaries and consulting fees	740,000	-
Total assets	$2,407,378	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$20,131	$68,419
Advances from former related party	-	26,981
Due to related parties	333,169	-
Bank overdraft	-	1,202
Note payable - former related party	-	50,000
Total current liabilities	353,300	146,602

Total liabilities	353,300	146,602

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of’ May 31, 2017 and August 31, 2016, respectively	-	1,000
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,717,046 and 217,046 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	30,717	217
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 shares issued and outstanding as of May 31, 2017	6,000
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 48,400,000 shares issued and outstanding as of May 31, 2017	48,400
Additional paid-in capital	7,555,784	4,315,919
Stock subscription payable	90,521	90,521
Accumulated deficit	(5,677,344)	(4,554,259)
Total stockholders’ equity	2,054,078	(146,602)
Total liabilities and stockholders’ equity	$2,407,378	$-

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Statements of Operations

(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	ended	ended	ended	ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Operating expenses:
Salaries (including stock - based compensation of $72,500, $0, $120,833 and $0 respectively)	$190,701	-	$370,270	$-
Consulting fees (including stock - based compensation of $409,167, $0, $640,834 and $0 respectively)	409,167	-	665,834	-
Legal and professional fees	53,652		93,168	-
Depreciation	318		318	-
Other general and administrative	14,831	10,573	41,070	35,854
Total operating expenses	668,669	10,573	1,170,660	35,854

Other income (expenses):
Gain on settlement of bank overdraft		-	572	-
Gain on settlement of accounts payable and accrued liabilities		-	47,003	-
Total other income (expenses)		-	47,575	-

Net income (loss)	$(668,669)	(10,573)	$(1,123,085)	$(35,854)

Net loss per share of Class A and Class C common stock – basic and diluted	$(0.01)	(0.05)	$(0.03)	$(0.17)

Weighted average number of Class A and Class C common shares outstanding - basic and diluted	75,772,480	217,046	41,424,290	217,046

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Statements of Cash Flows

(Unaudited)

	For the nine months	For the nine months
	ended	ended
	May 31, 2017	May 31, 2016
OPERATING ACTIVITIES
Net income (loss)	$(1,123,085)	$(35,854)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock-based salaries and consulting fees	761,667	-
Depreciation	318	-
Gain on settlement of bank overdraft	(572)	-
Gain on settlement of accounts Payable and accrued liabilities	(47,003)	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	(1,500)
Bank overdraft	(630)	-
Accounts payable and accrued liabilities	(1,285)	24,419
Net cash used by operating activities	(413,590)	(12,935)

INVESTING ACTIVITIES
Purchases of office equipment	(6,363)	-
Net cash used by operating activities	(6,363)	-

FINANCING ACTIVITIES
Due to related parties	333,169	-
Advances from former - related party	(26,981)	12,935
Repayment of note payable to former related party	(50,000)	-
Buyback of preferred stock	(33,735)	-
Proceeds from sale of common stock - net	180,000	-
Contributed capital	17,500	-
Net cash provided by financing activities	419,953	12,935

NET CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-
END OF PERIOD	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 8,400,000 shares of Class C common stock to 7 employees and 38 consultants on April 3, 2017 charged to prepaid stock based salaries and consulting fees	$1,680,000	$-
Issuance of 500,000 shares of Class A common stock to consultant on May 1, 2017 charged to prepaid stock based salaries and consulting fees	$1,480,000	$-

The accompanying notes are an integral part of these financial statements.

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Notes to Financial Statements

Three and Nine Months Ended May 31, 2017 and 2016

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

On September 30, 2014, the Board of Directors passed a resolution to form a new company called Peak Energy Holdings (Peak) with each shareholder in the Company receiving one share of common of Peak for each share of common stock in the Company and one share of preferred stock of Peak for each share of preferred stock of the Company.

On November 9, 2014, JA Energy (the “Company”) entered into an Irrevocable Asset and Liability Exchange Agreement (the “Agreement”). The Agreement dealt with the dividend spin-off of JA Energy’s wholly owned subsidiary, Peak Energy Holdings. At the JA Energy annual shareholder meeting, held on September 30, 2014, the shareholders of the Company approved the transfer of all of the assets and liabilities of the Parent into a wholly owned subsidiary. The subsidiary had the same characteristics and number of authorized and issued shares as the Parent, whereby all Preferred and Common shareholders in the Parent received a pro-rata stock dividend in the subsidiary that is equal to the number of shares they owned in the Parent on a one-for-one (1:1) basis. The major shareholders of the Company entered into a separate agreement with regards to the dividend spin-off. They agreed to and put into effect the following points upon the dividend spin-off of the Peak Energy Holdings from JA Energy:

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

On September 15, 2016, the Company, with the approval of the Board of Directors agreed to issue 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares, and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, LTD (“UBI Hong Kong”), a Hong Kong company, or assigns in exchange for $200,000. On September 26, 2016, pursuant to NRS 78.1955, the Board of Directors approved the filing of a Certificate of Designation with the Nevada Secretary of State to designate Class A, B and C common shares, par value $0.001. Concurrently with the filing of this Certificate of Designation, all Common Stock issued and outstanding became Class A Common Stock. Class B Common Stock carries a voting weight equal to ten (10) Common Shares. The Class B shares can be converted into fully paid and non-assessable Common Shares, on a one-to-one basis, at the option of the holder at any time upon written notice to the Company and its authorized transfer agent. Class C Common Stock has no voting rights. Upon the conversion or other exchange of all outstanding shares of Class B Common Stock into or for shares of Class A Common Stock, all shares of Class C Common Stock shall be automatically, without further action by any holder thereof, converted into an identical number of fully paid and non-assessable shares of Class A Common Stock on the date fixed therefore by the Board of Directors that is no less than sixty-one days and no more than one hundred and eighty days following such conversion or exchange.

On October 7, 2016, the 30,000,000 Class A shares and 6,000,000 Class B shares were issued. On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet Ltd. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. On March 1, 2017, the 40,000,000 shares of Class C common stock were issued. All of the preceding shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen or a resident of the USA.

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

On March 1, 2017, the Company issued 40,000,000 shares of Class C common stock to our chief executive officer Tony Liu pursuant to the September 15, 2016 agreement (see above).

On April 3, 2017, the Company issued a total of 8.400,000 shares of Class C common stock to a total of 45 contractor employees and nonemployees (see Note 5).

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to an independent consultant for consulting services to be performed for the Company (see Note 5).

On May 24, 2017, the Company increased the number of authorized common shares from 200,000,000 shares to 2,000,000,000 shares (1,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of Class C common stock).

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $5,677,344. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. As described above, there was a change in control of the Company in October 2016.

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

Interim Financial Statements

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2016 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all period presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the respective full years.

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2016 filed with the SEC on December 14, 2016.

Earnings per Share.

The basic earnings (loss) per share of Class A and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A and Class C common shareholders by the weighted average number of Class A and Class C common shares issued and outstanding during the year. The diluted earnings (loss) per share of Class A and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A and Class C common shareholders by the diluted weighted average number of Class A and Class C shares outstanding during the year. The diluted weighted average number of Class A and Class C shares outstanding is the basic weighted number of Class A and Class C shares adjusted as of the first of the year for any potentially dilutive debt or equity. For the periods presented, the Class A and Class C common stock shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	For the three months ended May 31,		For the nine months ended May 31,
	2017	2016	2017	2016
Class B common stock	6,000,000	-	5,208,791	-
Total	6,000,000	-	5,208,791	-

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are expensed as incurred.

Foreign Currency Translation

The reporting currency of the Company is the United States Dollar and the accompanying financial statements are expressed in United States Dollars.

Transactions denominated in currencies other than the United States Dollar (principally the Hong Kong Dollar) are translated in United States Dollars at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant in the nine months ended May 31, 2017 and May 31, 2016 are reflected in income.

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

The Company follows ASC topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock issued to consultants and other non-employees. In accordance with ACS Topic 505-50, the stock issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the stock, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to consulting expense over the period during which services are rendered.

Year end

The Company’s fiscal year-end is August 31.

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s 1-for- 200 reverse stock split effected on January 20, 2016. The par value was not adjusted as a result of the reverse stock split.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through May 31, 2017 and concluded that they will not have a material effect on future financial statements.

 NOTE 4 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at May 31, 2017 consist of:

	Fair value of stock issuance (Note 5)	Prepaid balance at May 31, 2017

1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements with a service term of one year expiring December 31, 2017	$290,000	$169,167
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements with a service term of one year expiring December 31, 2017	1,390,000	810,833
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019	1,480,000	1,418,333
Total	$3,160,000	2,398,333
Current portion		(1,658,333)
Non-current portion		$740,000

NOTE 5 - STOCKHOLDERS’ EQUITY

Pursuant to the September 15, 2016 change in control agreement (see Note 1), a representative of UBI paid into an attorney trust account $150,000 on September 14, 2016 and $67,500 on October 11, 2016, for a total of $217,500. The $217,500 consisted of $200,000 for the newly issued shares of Class A, Class B Voting, and Class C Common Stock and $17,500 for the payment of specific expenses.

Starting in December 2016, the Company engaged the services of a total of 45 employees and non-employees to perform certain marketing, research and development and investor relations services. The related agreements, which were executed in March 2017, provide for the contractors to work for the Company for terms ranging from September 2016 to January 1, 2017 to December 31, 2017 for compensation including the issuance of a total of 8,400,000 shares of Class C common stock (which occurred April 3, 2017).

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and is being expensed evenly over the year ended December 31, 2017 (see Note 4). For the three and nine months ended May 31, 2017, we recognized stock-based salaries expense of $72,500 and $120,833, respectively, and recognized stock-based consulting fees expe3nse of $347,500 and $579,167, respectively, from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and is being expensed evenly over the 2 year service period expiring April 30, 2019. For the three and nine months ended May 31, 2017, we recognized stock-based consulting fees expense of $61,667 and $61,667, respectively, from this agreement.

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

For the three months ended November 30, 2016, consulting fees paid to former related parties consists of a total of $15,000 paid to the two then directors of the Company and $10,000 paid to an entity controlled by DeStefano.

Commencing March, 2017, the Company has been using office space provided by an affiliate of UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at a monthly rent of 21,000 Hong Kong Dollars (approximately $2,692 at the May 31, 2017 exchange rate) per month. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

In the nine months ended May 31, 2017, Tony Liu, chief executive officer of the Company, and UBI Hong Kong paid a total of $333,169 of expenditures on behalf of the Company. The amount due to these related parties for these expenditures is $333,169 at May 31, 2017. The liabilities are non-interest bearing and are due on demand.

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

As of May 31, 2017, the Company had net operating loss carry forwards of approximately $1,383,163 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization has not been determined likely to occur. Also, due to the change in control, there are annual limitations on future net operating loss carry forward deductions.

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

On January 27, 2017, the Company entered into a Settlement Agreement with a former landlord satisfying a $35,868 accrued liability for $4,100. This settlement, along with an arrangement with another vendor, resulted in other income of $47,003.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Acquisition Agreement

On May 16, 2017, the Company executed an Acquisition Agreement with Shenzhen Nova E-commerce, Ltd. (“NOVA”), a private Shenzhen Chinese corporation. Upon satisfaction of conditions precedent to closing (including regulatory approval of the transfer of NOVA’s Hong Kong business license to the Company), the Company is to acquire 100% ownership of NOVA in exchange for the Company’s issuance of a total of 25,000,000 shares of its Class C common stock to the 130 owners of NOVA. NOVA, incorporated on May 26, 2016, currently operates an online store in China selling a wide range of products.

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

On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet Ltd. and increased the number of authorized shares from 75,000,000 to 200,000,000 shares consisting of 130,000,000 authorized shares of Class A Common Stock, 6,000,000 authorized shares of Class B Common Stock and 64,000,000 authorized shares of Class C Common Stock. On October 7, 2016, 30,000,000 shares of Class A common stock and 6,000,000 shares of Class B common stock were issued. On March 1, 2017, 40,000,000 shares of Class C common stock were issued. All of the preceding shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued under Regulation S to one (1) foreign entity who attested it is an accredited investor who is not a citizen nor a resident of the USA.

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

Recent Event

On May 16, 2017, UBI executed an agreement to acquire Shenzhen Nova E-commerce, Ltd., (“NOVA”) a private Shenzhen Chinese corporation. Under the terms of the Agreement UBI is to acquire 100% ownership of Nova in exchange for 25,000,000 unregistered restricted Class C common shares by UBI. The 130 owners of NOVA are to receive Class C common shares, based on their pro-rata ownership of NOVA, when the transferred ownership of NOVA has been completed. Following the acquisition and the licensee name change to UBI, NOVA will be a 100% owned subsidiary of the Company.

The owners of NOVA will exchange their shares for Class C common shares of UBIA. Upon exchange, the NOVA shares are to be cancelled. In China, the exchange of shares requires the cancellation of registered shares of NOVA with the Chinese authorities. This process can take a few weeks to a couple of months to complete. The acquisition officially takes place when the governmental cancellation of the NOVA shares is effective. Management expects government approval by the end of July, 2017.

About Shenzhen Nova E-commerce, Ltd

Shenzhen Nova E-commerce Ltd. (“NOVA”) was incorporated on May 26, 2016 and currently operates an online store in China selling a wide range of products including maternal and infant products, cosmetics, wine, household goods, digital and luxury products. Nova’s website became operational in April, 2017.

NOVA is registered in Qianhai Free Trade Zone, China. Its business operation is an e-commerce platform offering online retail service, via OYA Mall. From its inception on May 26, 2016 through April, 2017, NOVA has been building its website and infrastructure. Nova has commenced its operation in April 2017.

NOVA’s Chinese language website is: www.oyamall.com. The website is operational, where customers can buy products, including food, non-prescription medicine, skin care products etc. offered on the website. For the purpose of this filing, the website is not part of this filing, but referenced for informational purposes.

Results of Operations

Revenues

During the nine month period ended May 31, 2017, the Company had no revenues.

Expenses

For the three months ended May 31, 2017, the Company had total operating expenses of $668,669 as compared to $10,573 in 2016. The 2017 operating expenses consisted of salaries of $190,701, consulting fees of $409,167, legal and professional fees of $53,652 and other general and administrative expenses of $15,149. For the nine months ended May 31, 2017, the Company had total operating expenses of $1,170,660 as compared to $35,854 in 2016. The 2017 operating expenses consisted of salaries of $370,270, consulting fees of $665,834, legal and professional fees of $93,168 and other general and administrative expenses of $41,388.

Net Loss

For the three months ended May 31, 2017, the Company had a net loss of $(668,669) or $(0.01) per share of Class A and Class C common stock and compared to a loss of $(10,573) or $(0.05) per share of Class A and Class C common stock for the same period last year.

For the nine months ended May 31, 2017, the Company had a net loss of $(1,123,085) or $(0.03) per share of Class A and Class C common stock and compared to a loss of $(35,854) or $(0.17) per share of Class A and Class C common stock for the same period last year.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2017, the Company has accumulated losses of approximately $5,677,344 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s services, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As of May 31, 2017 the Company has total assets of $2,407,378 consisting of office equipment of $6,045, prepaid stock-based compensation of $2,398,333 and prepaid expenses of $3,000 and total liabilities of $353,300.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through May 31, 2017 and concluded that they will not have a material effect on future financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of May 31, 2017.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended May 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

On May 24, 2017, the Company increased the number of authorized common shares from 200,000,000 shares to 2,000,000,000 shares (1,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of Class C common stock).

Item 6 — Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at May 31, 2017 (Unaudited) and August 31, 2016 (Audited).

(2) Unaudited Statements of Operations for the nine-month and three-month periods ended May 31, 2017 and 2016.

(3) Unaudited Statements of Cash Flows for the nine-month periods ended May 31, 2017 and 2016.

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

UBI Blockchain Internet, Ltd. Registrant

Date: July 17, 2017	By:	/s/ Tony Liu
	Name:	Tony Liu Principal Executive Officer

Date: July 17, 2017	By:	/s/ Chan Cheung
	Name:	Chan Cheung Principal Accounting Officer

