Form 10-K
period 2017-08-31
UBI Blockchain Internet LTD-DE
filed 2017-12-07
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to

Commission File Number: 000-54236

UBI Blockchain Internet, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	27-3349143
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit 03, Level 9, Core F, Smart Space, Block 3, 100 Cyberport Rd., Hong Kong, People’s Republic of China
(Address of principal executive offices)	(Zip Code)

(212) 372-8836

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ] Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock, the Class A shares, held by non-affiliates amounted to $1,326,151 on February 28, 2017.

As of December 4, 2017, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,400,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

In this form 10-K references to “UBI Blockchain Internet Ltd.,” “UBI Blockchain Internet, Ltd., formerly known as JA Energy,” “the Company”, “we,” “us,” and “our” refer to UBI Blockchain Internet Ltd.

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

On or about September 30, 2014, the Board of Directors approved the formation of a new company called Peak Energy Holdings, a Nevada corporation, where each shareholder in the Company received one share of common of Peak Energy Holdings for each share of common stock owned in the Company and one share of preferred stock of Peak Energy for each share of preferred share owned in the Company. As part of the transaction, the Company spun-off all its assets and liabilities into Peak Energy. Further, the spin-off subsidiary operated as an independent entity separate entity from the Company with new management operating the current core business of Peak Energy for the benefit of the original stockholders. The effect of this action allowed the Company to explore new business opportunities without the burden of the assets and liabilities on the corporate books.

On November 21, 2016, the Company changed its corporate name to UBI Blockchain Internet, LTD, and changed the state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion about which the Company adopted a new certificate of incorporation under the laws of the State of Delaware.

On May 16, 2017, the Company acquired 100% ownership of Shenzhen Nova E-commerce, Ltd., a private Shenzhen Chinese corporation in exchange for 25,000,000 unregistered restricted Class C common shares. In April 2017 Shenzhen Nova E-commerce began its operations of an online store in China selling a wide range of products including maternal and infant products, cosmetics, wine, household goods, digital and luxury products.

UBI Blockchain Internet Ltd. business encompasses the research and application of blockchain technology with a focus on the Internet of things covering areas of food, drugs and healthcare. Management plans to focus its business in the integrated wellness industry, by providing procedures for safety and effectiveness in food and drugs, but also preventing counterfeit or fake food and drugs. With the advancement of the blockchain technology, the Company plans to trace a food or drug product from its original source within the context of the internet of things to the final consumer.

Overview

UBI’s Blockchain Internet business includes research and application of blockchain technology, which includes Internet of Things (“IoT”) technology, pharmaceutical research and manufacturing technology for the health industry, and platform trading technology for the financial capital markets, which together, we refer to as IBSH technology. These technologies include well-established technologies, such as Big Health Industry Technology and Financial Capital Market Technology. There are also emerging, forward-looking, technologies such as blockchain and IoT technologies. We are familiar with big health and financial capital markets; however, we are not yet familiar with blockchain and the Internet of Things. We have matured in the above-mentioned technology in the chest holds 50% of the health and financial capital of the part. For the other 50%, we have hired professional and technical personnel to conduct research and master the same time, and universities and other research institutions to discuss cooperation and establish a joint R & D center platform. IBSH technologies will be our core focus technologies. They will become our patented intellectual property. With the development of our technologies, we will conduct systematic research integration, development of a complete set of safety control system, tentatively named “UBI Security Shield” which will be first applied to food and drug safety control.

UBI has formed a research team dedicated to the application and research of IBSH technology to achieve the company’s business goals.

IBSH technical definition: The blockchain, Internet of things, big health industry, financial capital market technology integration technology. Our technology has two major characteristics: First, the forward-looking and innovative technology, blockchain and the Internet of things is a technology for the future world with forward-looking and innovative technologies. Second, management believe the commercial value of our technology will have a strong practical application and it will combine with the industry to deliver a commercial value.

Blockchain, refers to a distributed database that is used to maintain a continually growing list of ordered records (called blocks). Each block contains a timestamp and a link to the previous block. Blockchain has the characteristics of “decentralization” and “tamper-proof”.

Internet of Things, embedded physical devices, vehicles (also referred to as “networking devices” and “smart devices”), buildings and other objects embedded in electronic technology, software, sensors, and brakes are connected via the Internet and enable these objects to collect and exchange data for network connectivity. IoT allows remote sensing or remote control of objects through existing network infrastructures to create opportunities for more direct integration of the physical world into computer-based systems and to increase efficiency, accuracy and economic scale.

Industry Trends

Recent advances in streamlining video, monitoring sensors, high-speed broadband internet, introducing wireless standards (such as Bluetooth low-power) and other technologies have brought many new opportunities and new choices to the modern society and to humankind. Traditional industries also have new opportunities due to technological advances and innovations. The emergence and development of blockchain and IoT technologies.

Management believes Blockchain technology has shown considerable adaptability and acceptance in recent years and many market segments are seeking to integrate blockchain technology into their operations. Although technology is mainly used in the financial services industry at present, the blockchain has also begun to enter into more markets. For example, counterfeit drugs in the pharmaceutical industry are hindered by using the characteristics of blockchain technology “tamper proof”. The adaptability of blockchain to a broad range of industries has led to the growing attention it has received in the past few years.

Blockchain technology and the Internet of things has aroused widespread concern and applied research. IBM, Bill Gates Foundation, Samsung, Tsinghua University, Peking University, Hong Kong Polytechnic University and China Wanxiang Group have started the research.

UBI management believes that blockchain technology and the Internet of things have contributed to the emergence of industry information and technology solutions. By integrating the block chain technology with IoT as the core, it is possible to establish a seamless industrial chain and achieve food and drug safety control and enterprise relationship management. Internet of Things is an extension and continuation of the Internet. The Internet of Things can increase the popularity and wider use of the Internet by integrating objects that interact through radio frequency identification (RFID) devices, infrared sensors, global positioning systems, laser scanners, and other information sensing devices so that the height distributed network of devices communicate with humans and other devices in real time. The Internet of Things is a completely new opportunity for a host of new applications based on the Internet of Things that promise to improve the quality of life. In recent years, the Internet of Things has been integrated with the blockchain, exchange and communication to realize the intelligent identification, location, tracking, monitoring and management of the network. This technology is still in its infancy.

A universal healthcare system covers all citizens seeking to achieve efficiencies by integrating the basic functions of healthcare delivery, health insurance, distribution of healthy food and drug safety and labor relations management. Based on the full integration of internet of things with blockchain technology, this technology can change old systems. Blockchain technology is a distributed database that maintains a continuously-growing list of records called blocks. Each block contains a timestamp and a link to a previous block. The data in a block cannot be altered retrospectively. Blockchain has characteristics such as decentralization, openness and transparency, autonomy, security of information that “tamper-proof”, and anonymity, these features can strengthen solution to drug and food safety issues, as well as getting more meaningful solution to enterprise labor relations management. Management believes the age of blockchain and IoT is coming.

Blockchain technology-based applications

UBI management plans to focus its operations on the integrated health industry, providing food and drug safety and effectiveness protocols, as well as preventing counterfeiting or counterfeiting of foods and medicines. With the advancement of blockchain technology, we can trace the source of food or medicine in the context of the Internet of Things.

We are now in the early stages of blockchain technology, but we have good research, technical framework design, industry language and IT language conversion recognition of how blockchain and IoT interface with food and drug technology. Soon, we will utilize the technology in food and drug safety control.

Blockchain technology has a very wide range of potential applications. Blockchain is a distributed ledger agreement that allows projects or transactions to be registered in a transparent manner and was originally developed for use in various industries to provide a wide range of services including banking, stock trading, real estate and even worldwide diamond sales. More and more financial giants are joining blockchain technology applications, research and development, including IBM, Microsoft, Intel, Blockstream and Thomson Reuters to accelerate further Blockchain technology as a development system. As the blockchain technology is becoming mature and secure, it can play a role in many areas and management believes that the application area and development potential of blockchain technology provide the Company with an opportunity to grow.

Health Care Business Consideration

UBI management believes the global IoT in the healthcare market is growing at a significant rate of growth due to the growing demand for advanced healthcare information systems and the growing prevalence of chronic diseases and lifestyle-related diseases.

IoT’s application in healthcare, such as telemedicine, medication administration, clinical surgery and workflow management, inpatient care, etc., helps with compilation services related to diagnosis, treatment, care and rehabilitation. They improve communication between patients and healthcare workers, reducing medication errors and providing better coordinated care.

The Market Opportunity

Blockchain and the Internet of Things are technologies that affect the future. UBI Company took the lead in entering this market. First, using IBSH technology in the big health industry, will help position the company in this field. The standard of this market access is hard and the cost is high. The UBI team is optimistic about the future.

Blockchain technology can play a role in many fields. Blockcchain transactions are theoretically real-time. The block-based distributed accounting technology, combined with its artificial intelligence and internet of things technologies, makes it possible for countless of smart technologies to connect to internet for greater security, allowing technicians to return to the point at which the problem occurred. One of potential applications of this technology is the creation of registers based on blockchain of IoT devices, and the use of artificial intelligence programs to perform automated intelligent diagnostics and more advanced functions, which can ultimately lead engineers and technicians to virtualize clock backwards. At the same time, blockchain technology can reduce audit costs; reduce distrust of central node, so that flow of financial assets is more transparent and convenient. In fact, current blockchain technology is indeed application of digital electronic payments to “block chain +” transition extension from financial sector gradually to IoT and other non-financial areas which will trigger more and greater industrial restructuring and revolution.

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

Our Strategy

Our Group will plans to grasp the new technologies that will affect the future world, establish a new business model based on the industrial and capital advantages that we have already formed, and create the technical advantages of UBI’s IBSH. Managements wants UBI to become a world leader in excellence.

Our growth strategy depends to a large extent on our ability to reach potential customers who successfully bring their products to target markets. We plan to initially target the China market and gradually expand to Europe and the United States and beyond.

To achieve corporate strategy, the company intends:

●	Research and develop IBSH core technologies to establish the leading position in this field

At present, we have initially established the technical framework and the core of the main body, with the combination of food and drug use, access to our first phase of research and experimental results, that can be practical applications, and continuous technological upgrading.

●	Research and development of the main product and core product group

UBI’s planned first product will be a food and drug safety monitoring and control system. It will also be our core product. At the same time, we plan to systematically develop healthy big data and cloud computing, food products, health and service products, cross-border e-commerce platform and global health and culture platform.

●	Create brand awareness and drive marketing company products and services in key markets

We plan to position the Company’s marketing as creating and building a corporate brand image globally. All this will start in China .

●	Employ global professional and technical personnel, scholars, professional management personnel

We plan to hire professionals from all over the world. Together to create UBI a shared platform.

●	Coordinate with strategic partners in each of the target markets for marketing and distribution

We believe that international markets represent a significant growth opportunity for us and we intend to expand sales of our intended products and services globally through selected retailers and strategic partnerships. We plan to work with key partners in the target markets to provide marketing and distribution expertise and assistance. Although it may be challenging to gain market acceptance in these markets, we believe the assistance of such experts will expedite the process.

Competitive Strengths

1. Unique IBSH technology

Our technology is advanced, not only for its scientific characteristics, but also for maneuverability, derived from the design and understanding of technical structures. Technology itself is spiritual.

2. Creating a creative business platform through independent design and development.

We intend to build a comprehensive platform, including blockchain technology, the Internet of Things, the health industry and the stock market. Once established, this platform will support UBI’s global operations.

3. We have a good network in the health industry in China

In China, we believe the company’s management has a good network in the integration of the health industry, which can be used for scientific research and development, raw material production bases and other industrial chains. The company’s management is also familiar with the international pharmaceutical market and the food market.

4. A good management team

Our management believes the Company’s management and consulting team, are the industry’s leading talent and professionals. They have a professional, quality, wisdom, and innovation.

Target Market

At present, food and drug safety is a major challenge for human beings. Counterfeit food and drug products are very common in the Chinese market. These problems are derived from nature problems and human factors. The laws and regulations are not perfect and complete and law enforcement is not seriously implemented in many occasions. The occurrence of poison capsule events, vaccine cases, ginkgo leaf, licorice tablets and other major drug cases, seriously affecting people’s physical and mental health. Therefore, the safety of food and medicine is closely linked to the vital interests of hundreds of millions of people. So UBI’s market for food and drug safety goals is accurate and huge.

Sources of Income and Pricing

We plan to build a platform and a number of products that will generate revenues and generate profits by delivering services and effective products to potential targets customers. The price will be determined by demand and market pricing. After initial publicity, the company’s products and services may have an impact on the health care industry. As we look to the future, emerging technologies will trigger new trends in the security, law enforcement, privacy, food and drug safety aspects of the healthcare industry.

Sales and Marketing

In the future marketing of UBI platform and products, we will mainly go through the Internet of Things to do online and offline store marketing. Marketing will also be promoted through cross-border e-commerce platforms. Conference marketing and professional channel marketing will be utilized. Our products and designs consider the overall needs of the population and will be tailor-made for some clients. We are currently paying attention to the development, formation and needs of “one belt, one road” markets.

Management believes Chinese consumers are more likely to consider buying a product if they see it mentioned on a social-media site and more likely to purchase a product or service if a friend or acquaintance recommends it on a social-media site by word of mouth.

Chinese consumers rely heavily upon peer-to-peer recommendations over general mass advertising. In general, the Chinese populace is skeptical of information from news sources and advertising and rely more on word-of-mouth from friends, family, and key opinion leaders, many of whom share information on social media.

Manufacturing

The Company does not now engage in any manufacturing but may engage in manufacturing of products to be sold on the Company’s website in the future.

Government Regulation

We are or may become subject to a variety of laws and regulations in the State of Delaware, where we are incorporated, the United States and the People’s Republic of China (“PRC”) that involve matters central to our business, including laws and regulations regarding privacy, data protection, data security, data retention, consumer protection, advertising, electronic commerce, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

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

The labeling, distribution, importation, marketing, and sale of our intended products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the CPSC, Federal Trade Commission, Food and Drug Administration, or FDA, Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our intended products and services are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

The global nature of our business operations also create various domestic and foreign regulatory challenges and subject us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our intended products are also subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. If we become liable under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.

PRC Government Regulations

Because our business and employees are located in the PRC, our business is also regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

General Regulation of Businesses

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations. In addition, according to the PRC Social Insurance Law, employers like our PRC subsidiaries in China must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance, and housing funds.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a subsidiary in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Employees

We have 18 full-time employees and we engage the services 44 non-employee contractors. Within our workforce, 8 employees are engaged in product development and 10 employees are engaged in business development, finance, human resources, facilities, information technology and general management and administration. We expect the number of full time employees to rise to more than 25 by the end of December 2017. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Recent Event

On May 16, 2017, the Board of Directors of the Company ratified and approved an Acquisition Agreement with Shenzhen Nova E-commerce, Ltd., (“NOVA”), a private Shenzhen Chinese corporation. Under the terms of the Agreement UBI acquired 100% ownership of Nova in exchange for 25,000,000 unregistered restricted Class C common shares by UBI. With the NOVA ownership completed, the former 130 NOVA shareholders received UBI Class C common shares based on their pro-rata ownership of NOVA. With the NOVA acquisition completed and the name of the permit holder changed to UBI, and NOVA became a 100% owned subsidiary of the UBI.

The shareholders of NOVA converted their ownership of NOVA to UBIA’s Class C common shares. Following the conversion, NOVA shares were canceled. In China, the conversion of shares requires the Chinese authorities to cancel NOVA’s registered shares. The takeover formally takes place when the government cancels NOVA shares. The Chinese government approved the acquisition as of August 29, 2017.

About Shenzhen Nova E-commerce, Ltd

Shenzhen Nova E-commerce Ltd. (“NOVA”) was incorporated on May 26, 2016 and currently operates an online store in China selling a wide range of products including maternal and infant products, cosmetics, wine, household goods, digital and luxury products. Nova’s website became operational in April 2017.

Nova’s operations prior to the date of acquisition, included, but was not limited to:

●	Researching and developing business opportunities unique to a Chinese customer base

●	Building corporate infrastructure and administration

●	Integration of multiple technologies and programs

●	Building Business Relationships

●	Human resource staffing

●	Training personnel

●	Equipment procurement

●	Building the corporate website

●	Developing marketing strategies to capitalize on commercialization activities

●	Establish and maintain strategic collaborations with product suppliers

●	Obtain financing to implement the business activities

NOVA is registered in Qianhai Free Trade Zone, China. Its business operation is an e-commerce platform offering online retail service, via OYA Mall. From its inception on May 26, 2016 through April 2017, NOVA has been building its website and infrastructure. Nova has commenced its pilot operation in May 2017.

NOVA’s Chinese language website is: www.oyamall.com. The website is operational, where customers can buy products, including food, non-prescription medicine, skin care products etc. offered on the website. The website is not part of this Annual report, but referenced for informational purposes.

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

WE HAVE LIMITED HISTORICAL FINANCIAL INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

We have a limited operating history and we are subject to all risks inherent in a developing business enterprise. The Company has no revenues and has yet to develop any products for sale.

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development of blockchain technology with a focus on the Internet of things covering areas of food, drugs and healthcare and the competitive environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of research. We may not be able to successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point that the investors may lose their entire investment. Even if we accomplish these objectives, we may not be able to generate positive cash flows or profits that we anticipate in the future.

Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Annual Report for the year ended August 31, 2017, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended August 31, 2017. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds from additional loans made to us by Tony Liu, our CEO or through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE TO US.

We have prepared audited financial statements for the fiscal year ended August 31, 2017. For the period from inception (August 26, 2010) through the year end for August 31, 2017, we experienced an accumulated deficit of $6,343,426. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we run out of cash reserves, we would be forced to cease operations.

No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

BASED ON OUR BURN RATE, IF we are unable to obtain additional funding our business will fail and our shares may be worthless.

We have limited financial resources. As of August 31, 2017, we had cash of $15,406, current portion of prepaid stock-based salaries and consulting fees of $1,300,000 and office equipment valued at $17,950, non-current portion of prepaid stock-based salaries, consulting fees of $493,333 and capitalized website development costs of $92,035 for total assets of $1,918,724. Our current burn rate is approximately $40,000 per month. Based on our current burn rate, we will run out of funds immediately without additional capital. If we fail to raise sufficient funds to keep our business operational, investors may lose their entire cash investment. There is no assurance that we can raise funding or that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations.

THE NATURE OF OUR OPERATIONS ARE HIGHLY SPECULATIVE.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management. Our business concept revolves around “developing IoT, e-blockchain, and other technologies.” Our business model is not yet established in the industry and we will have to convince our customers to use our products and services.

Management believes that we will be successful in marketing our services, but there can be no assurance that we will be able to attract sufficient consumers to achieve profitability or even generate anything but minimal revenues. If our intended products and services are not accepted by consumers, we will fail.

COMPANY RISK FACTORS

Article IX of our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other stockholders.

Article IX of our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located in the State of Delaware) shall be the exclusive forum for: (1) any derivative action or proceeding brought on behalf of the corporation, (2) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any director, officer, employee, agent or stockholder of the corporation to the corporation or the corporation’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law or the corporation’s Certificate of Incorporation or Bylaws, (4) any action to interpret, apply, enforce or determine the validity of the corporation’s Certificate of Incorporation or Bylaws or (5) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other stockholders, which may discourage such lawsuits against us and our directors, officers and other stockholders. Alternatively, if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

BECAUSE OUR OPERATIONS ARE CONCENTRATED IN CHINA OUR STOCKHOLDERS WOULD FACE DIFFICULTY IN ENFORCING THEIR LEGAL RIGHTS UNDER UNITED STATES SECURITIES LAWS.

Our operations are concentrated in China and our stockholders would face difficulty in enforcing their legal rights under United States securities laws in light of our management’s location outside of the United States. Legal protections and remedies available to the company for certain harmful action taken against it will be pursued within the People’s Republic of China legal system, which differs from the U.S. legal system in significant ways. Because the company conducts operations outside of the U.S. it is difficult to pursue legal matters is subject to limitations imposed by other jurisdictions. It is limited ability for U.S. regulators’ to conduct investigations and inspections within China. There may be restrictions on the transfer of cash into and out of China, as well as on the exchange of currency, which may constrain the company’s liquidity and impede its ability to use cash in its operations.

U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against our company and its non U.S. resident officers and directors.

We are a Delaware corporation and, as such, we are subject to the jurisdiction of the State of Delaware and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. However, since Mr. Tony Liu, our CEO, Chan Cheung, our CFO and two of our three directors reside outside the United States substantially all or a portion of the assets are located outside the United States. As a result, it may not be possible for investors to:

●	Effect service of process within the United States against our non-U.S. resident officers or directors;

●	Enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;

●	Enforce in foreign courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and

●	Bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

WE MAY NOT BE ABLE TO COMPETE WITH OTHER COMPANIES, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE.

We do not have the resources to compete with larger providers of these similar services at this time. With the limited, if not minimal, resources the Company has available, the Company may experience great difficulties in building a customer base. Competition from existing and future competitors could result in the Company’s inability to secure any new customers. This competition from other entities with greater resources and reputations may result in the Company’s failure to maintain or expand its business as the Company may never be able to successfully execute its business plan. Further, we cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force the Company to cease operations.

We may be unable to gain any significant market acceptance for our products and services or be unable establish a significant market presence.

Our growth strategy is substantially dependent upon our ability to market our intended products and services successfully to prospective clients in the target markets, which shall initially be China, Europe and the United States. This requires that we heavily rely upon our development and marketing partners in the target markets. Failure to select the right development and marketing partners in the target markets and other target markets will significantly delay or prohibit our ability to develop our intended products and services, market the products and gain market acceptance. Our intended products and services may not achieve significant market acceptance. If acceptance is achieved, it may not be sustained for any significant period of time. Failure of our intended products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

If potential users within the target markets do not widely adopt online or UBI fails to achieve and sustain sufficient market acceptance, we will not generate sufficient revenue and our growth prospects, financial condition and results of operations could be harmed.

UBI may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or allow us to achieve or maintain profitability. Widespread adoption of virtual and online training portals in the target markets depends on many factors, including acceptance by users that such systems and methods or other options. Our ability to achieve commercial market acceptance for UBI or any other future products also depends on the strength of our sales, marketing and distribution organizations.

We may not be able to attract qualified professionals, academics, university professors and communication professionals from around the world, which will decrease the value of technological innovation platform and may make it difficult to differentiate UBI from other online services providers.

Our strategy includes developing relationships with professionals, academics, university professors and communication professionals from around the world. If we are unable to establish relationships with these professionals, academics, university professors and communication professionals that UBI’s technological innovation platform is not effective or that alternative products are more effective, or if we encounter difficulty promoting adoption or establishing UBI as a standard, our ability to achieve market acceptance of UBI could be significantly limited.

We may not be able to develop new products or enhance the capabilities of UBI to keep pace with our industry’s rapidly changing technology and customer requirements.

The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving the performance and cost-effectiveness. New technologies, techniques or products could emerge that might offer better combinations of price and performance than UBI systems. The market for online or virtual healthcare market is characterized by rapid innovation and advancement in technology. It is important that we anticipate changes in technology and market demand. If we do not successfully innovate and introduce new technology into our anticipated product lines or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

Cyber security risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cyber security risks, including cyber attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence.

In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation.

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally leads us to raise international pricing, potentially reducing demand for our intended products and services. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the strengthening of the U.S. dollar, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing, incur losses on our foreign currency derivative instruments, and incur increased operating expenses thereby limiting any benefit. Additionally, strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus adversely affecting gross margins.

We do not use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates.

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our proprietary technology and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities.

Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could harm our financial condition and results of operations. We may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

To finance any acquisitions or joint ventures, we may choose to issue shares of common stock as consideration, which could dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our Common Stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

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

Risks Related to Being a Public Company

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A “significant deficiency” means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A “material weakness” is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of August 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

We will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Although we have not operated the business of UBI Blockchain as a public company, since JA Energy, the company’s predecessor, has been a public company since 2010 expect to incur approximately $25,000 of incremental operating expenses in 2018. We project that the total incremental operating expenses of being a public company will be approximately $30,000 for 2019. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

As a result of operating as a public company, our management will be required to devote substantial time to new compliance initiatives.

We have never operated as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and rules subsequently implemented and yet to be implemented by the U. S. Securities and Exchange Commission have imposed and will impose various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management, as required by Section 404 of the Sarbanes-Oxley Act. Compliance will require us to increase our general and administrative expense in order to pay added compliance personnel, outside legal counsel and consultants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance function and board governance function, establishing and maintaining internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the U.S. federal securities laws. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline.

Risks Related to Administrative, Organizational and Commercial Operations and Growth

The loss of our Chief Executive Officer or our inability to attract and retain highly skilled developers and other personnel could negatively impact our business.

Our success depends on the skills, experience and performance of Tony, Liu, our Chief Executive Officer, and other key employees. The individual and collective efforts of these employees will be important as we continue to develop and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. We do not have any employment agreements in place for our executive officers; the existence of an employment agreement does not guarantee the retention of the executive officer for any period of time.

Our use of “open source” software could negatively affect our ability to sell our INTENDED products and subject us to possible litigation.

A portion of the technologies we use incorporates “open source” software. , Such open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our intended products and services that incorporate the open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose or provide at no cost any of our source code that incorporates or is a modification of such licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and enjoined from the sale of our intended products and services that contained the open source software. Any of the foregoing could disrupt the distribution and sale of our intended products and services and harm our business.

Risks Related to Intellectual Property

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

We plan to rely upon patents, trademarks, copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. Significant elements of our intended products and services are based on unpatented trade secrets and know-how that are not publicly disclosed. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our intended products and services.

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our products infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes.

Our software is built upon open-sourced code and platforms. Nevertheless, there is a risk a third party may assert that we are employing their proprietary technology without authorization. If a court held that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products unless we obtained a license under the applicable patents, or until the patents expire. We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us.

Risks Related to Ownership of Our Common Stock

The price of our Common Stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our Common Stock include, but are not limited to:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of UBI;

●	success of our competitors in discovering, developing or commercializing products;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	sales of our Common Stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by earthquakes, tornadoes or other natural disasters; and

●	issuance of new or changed securities analysts’ reports or recommendations regarding us.

In addition, the stock markets in general have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market fluctuations may negatively impact the price or liquidity of our Common Stock. In the past, when the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

UBI Blockchain Internet LTD, a hong Kong Company controls 99.2% OF THE TOTAL VOTING POWER OF OUR CAPITAL that will allow them to control the Company.

As of August 31, 2017, UBI Blockchain Internet LTD., a Hong Kong Company, beneficially owned by Tony Liu, our CEO, controls approximately 99.2% of the total voting power of our outstanding capital stock. As a result, UBI Blockchain Internet LTD. will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of its ownership UBI Blockchain Internet LTD, the Hong Kong company has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by UBI Blockchain Internet LTD, the Hong Kong company could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease. UBI Blockchain Internet LTD, the Hong Kong company’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price

Our Common Stock is or may become subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our Common Stock is or becomes subject to the “penny stock” rules, it may be more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE, FURTHER, CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.

If our existing controlling stockholder sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 31, 2017, we have 30,717,046 Class A Common Shares issued and outstanding. If in the future, he decides to sell his shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

We have authorized and unissued shares OF Class A, B and C COMMON stock that may be issued in the future, which would dilute your ownership in the Company.

Our authorized capital stock currently consists of 2,000,000,000 shares of common stock, $0.001 par value per share. The Company’s shares structure currently consists of 1,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of Class C common stock. As of August 31, 2017 there are 30,717,046 shares of our Class A Common Stock issued and outstanding; 6,000,000 shares of our Class B Common Stock issued and outstanding; and 73,400,000 shares of our Class B Common Stock issued and outstanding. The Board of Directors has a great deal of discretion, in the future, to issue more shares in each Class, without shareholder approval. The issuance of more shares of any Class would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

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

THE PRICE OF OUR CLASS C COMMON STOCK OFFERED IN THE OFFERING HAS BEEN ARBITRARILY ESTABLISHED BY OUR MANAGEMENT.

The offering price has been arbitrarily determined by our management and bears no relationship to assets, earnings, or any other valuation criteria. No assurance can be given that the shares offered hereby will have a market value or that they may be sold at this, or at any price. This is especially the case if an investment in our company results in a stock price as determined by the market less than our initial offering. In that case, shares in our company could be purchased in the open market below our initial offering price. This would result in a loss of money for any investors in this offering.

LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Therefore, the Company’s stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

The Company filed a Registration Statement on Form S-1 on May 9, 2017. The Registration Statement received comment letters from the SEC that are still be addressed through subsequent amendments.

Item 2. Properties.

The Company owns no real property. Our administrative offices are located at: SmartSpace 3F, Level 9, Unit 908, 100 Cyberport Rd., Hong Kong, People’s Republic of China., telephone: (212) 372-8836. The Company has been using this Hong Kong office space provided by UBI Blockchain Internet, LTD. (a Hong Kong Company) at no cost to the Company. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock, 6,000,000 shares of the Company’s Class B common stock; and 40,000,000 shares of the Company’s C common stock. UBI Hong Kong will not seek reimbursement for providing this administrative space.

Item 3. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

UBI Blockchain Internet, Ltd., formerly known as JA Energy Common Stock, $0.001 par value, can be found listed on the OTC-QB under the symbol: UBIA.

There has been limited trading of the Company’s stock, since it was listed, there are no assurances that a market will ever develop for the Company’s stock.

The following table sets forth the range of high and low trading price information for the common stock during the quarterly periods indicated (as retroactively adjusted for the January 20, 2016 1 for 200 reverse stock split).

Year ended August 31, 2017	High	Low
First Quarter	$0.53	$0.53
Second Quarter	$3.20	$0.55
Third Quarter	$25.00	$2.05
Fourth Quarter	$13.90	$4.46

Year ended August 31, 2016	High	Low
First Quarter	$20.00	$10.02
Second Quarter	$10.02	$10.02
Third Quarter	$1.01	$0.56
Fourth Quarter	$0.53	$0.53

(b) Holders of Common Stock

As of December 4, 2017, there were approximately one hundred fifty (150) holders of record of our Common Stock.

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

On May 16, 2017, the Board of Directors ratified and approved an Acquisition Agreement with Shenzhen Nova E-commerce, Ltd., (“NOVA”), a private Shenzhen Chinese corporation. Under the terms of the Agreement UBI acquired 100% ownership of Nova in exchange for 25,000,000 unregistered restricted Class C common shares by UBI. We did not engage in any form of general solicitation or general advertising in connection with this transaction. Prior to the transaction, all of the NOVA shareholders were sent a notice that provided access to the type of information normally provided in a prospectus. The NOVA shareholders were afforded access to our management in connection with this transaction. It should be noted that all the NOVA shareholders, whom are all Chinese citizens have a close knit relationship as by social, cultural and business ties with each another. All of the NOVA shareholders voted in favor of the UBI acquisition of NOVA, with no dissenting shareholders; and, they agreed not to resell or distribute the securities. They were able to evaluate the risks and merits of the share exchange they are able to accept the economic risk in exchanging their shares. The exchanged shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption. UBI relied upon Section 4(2) of the Securities Act which is sometimes referred to as the “private placement” exemption.

On or about October 2, 2017, the Company issued 82,000 shares of unregistered restricted Class A common stock, with piggyback registration rights in exchange for legal services. Before the four individual shareholders received their unregistered restricted securities, they were known to us and our management, through pre-existing business relationships. We did not engage in any form of general solicitation or general advertising in connection with this transaction. The four individual shareholders were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2017 or August 31, 2016.

DESCRIPTION OF SECURITIES

Our authorized capital stock currently consists of 2,000,000,000 shares of common stock, $0.001 par value per share. The Company’s shares structure currently consists of 1,000,000,000 authorized shares of Class A Common Stock, 500,000,000 authorized shares of Class B Common Stock and 500,000,000 authorized shares of Class C Common Stock. As of August 31, 2017, there are 30,717,046 shares of our Class A Common Stock issued and outstanding; 6,000,000 shares of our Class B Common Stock issued and outstanding; and 73,400,000 shares of our Class C Common Stock issued and outstanding.

COMMON STOCK

The holders of our Class A Common Stock are entitled to one vote per share, the holders of our B Common Stock are entitled to ten (10) votes per share, and holders of our Class C Common Stock are not entitled to vote. Each share of Class B Common Stock shall be convertible into one (1) fully paid and nonassessable share of Class A Common Stock at the option of the holder thereof at any time upon written notice to the Company. The Class C shares are not convertible into any Class A or Class B shares.

Our Common Stock does not provide the right to preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions or rights. Our Class A common stockholders are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. Our Class B common stockholders are entitled to ten (10) non-cumulative votes per share on all matters on which stockholders may vote. The Class A and Class B shareholders vote together as a single class on all matters submitted to a vote or for the consent of the stockholders of the Company. The Class C shareholders are not entitled to vote on any Company matters.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

UBI Blockchain Internet Ltd. business encompasses the research and application of blockchain technology with a focus on the Internet of things covering areas of food, drugs and healthcare. Management plans to focus its business in the integrated wellness industry, by providing procedures for safety and effectiveness in food and drugs, but also preventing counterfeit or fake food and drugs. With the advancement of the blockchain technology, the Company plans to trace a food or drug product from its original source within the context of the internet of things to the final consumer.

We have four competitive strengths in the blockchain internet industry: first, advanced unique IBSH technology with maneuverability; second, a creative business platform through independent design and development; third, a good network in the health industry of China; fourth, a good management team and consulting team.

Our Growth Strategy

Our growth strategy depends to a large extent on our ability to reach potential customers who successfully bring their products to target markets. We plan to initially target the China market and gradually expand to Europe and the United States and beyond.

To achieve corporate strategy, the company intends:

●	Research and develop IBSH core technologies to establish the leading position in this field

At present, we have initially established the technical framework and the core of the main body, with the combination of food and drug use, access to our first phase of research and experimental results, that can be practical applications, and continuous technological upgrading.

●	Research and development of the main product and core product group

UBI’s planned first product will be a food and drug safety monitoring and control system. It will also be our core product. At the same time, we plan to systematically develop healthy big data and cloud computing, food products, health and service products, cross-border e-commerce platform and global health and culture platform.

●	Create brand awareness and drive marketing company products and services in key markets

We plan to position the Company’s marketing as creating and building a corporate brand image globally. All this will start in China.

●	Employ global professional and technical personnel, scholars, professional management personnel

We plan to hire professionals from all over the world. Together to create UBI a shared platform.

●	Coordinate with strategic partners in each of the target markets for marketing and distribution

We believe that international markets represent a significant growth opportunity for us and we intend to expand sales of our intended products and services globally through selected retailers and strategic partnerships. We plan to work with key partners in the target markets to provide marketing and distribution expertise and assistance. Although it may be challenging to gain market acceptance in these markets, we believe the assistance of such experts will expedite the process.

Results of Operations

Year Ended August 31, 2017 Compared to Year Ended August 31, 2016

For the fiscal year ended August 31, 2017 and 2016, we had no revenues.

Total operating expenses increased $1,814,000 from $13,079 in 2016 to $1,827,079 in 2017. Total stock-based compensation increased $1,366,667 in 2017 from $0 in 2016. Total cash based employee compensation increased $270,449 in 2017 from $0 in 2016. Total cash based professional and consulting fees increased $123,677 in 2017 from $0 in 2016. Other general and administrative expenses increased $53,207 from $13,079 in 2016 to $66,286 in 2017.

The increase in operating expenses resulted from the Company’s engagement in the blockchain internet business which commenced September of 2016 and the acquisition of Nova which was completed in August 2017. To execute its development strategy, the Company hired professional staff and consultants commenced during the fiscal year ended August 31, 2017. Consequently, stock-based compensation, wages, professional fees, consulting fees and other general and administrative expenses increased compared to the fiscal year ended August 31, 2016.

The Company had other income - net of $37,912 in the fiscal year ended August 31, 2017, which resulted from the gain on settlement of liabilities of $47,575 offset by the accrued interest-related party expense of $9,663.

Net loss increased $1,776,088 from a net loss of $13,079 in 2016 to a net loss of $1,789,167 in 2017. The increase resulted from the Company’s engagement in the blockchain internet business which commenced September of 2016 and the acquisition of Nova which was completed in August 2017 as explained above.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2017, the Company has accumulated losses of approximately $6,343,426 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s services, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Liquidity and Capital Resources

As of August 31, 2017, the Company had total assets of $1,918,724 consisting of office equipment of $17,950, website development costs of $92,035, prepaid stock-based salaries and consulting fees of $1,793,333, and cash of $15,406 and total liabilities of $585,506.

The Company has not generated any income as of August 31, 2017. The working capital was provided by a major shareholder of the Company. The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through August 31, 2017 and concluded that they will not have a material effect on future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UBI Blockchain Internet, Ltd. (formerly JA Energy)

I have audited the accompanying consolidated balance sheets of UBI Blockchain Internet, Ltd. (formerly JA Energy) (the “Company”) as of August 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UBI Blockchain Internet, Ltd. (formerly JA Energy) as of August 31, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

December 6, 2017

F- 1

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Balance Sheets

	August 31, 2017	August 31, 2016

Assets

Current Assets
Cash	$15,406	$-
Current portion of prepaid stock-based salaries and consulting fees	1,300,000	-
Total Current Assets	1,315,406	-

Office equipment, net of accumulated depreciation of $7,845 at August 31, 2017	17,950	-

Other Assets
Non-current portion of prepaid stock-based salaries and consulting fees	493,333	-
Website development costs	92,035	-
Total Other Assets	585,368	-

Total Assets	$1,918,724	$-

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$71,425	$68,419
Advances from former related party	-	26,981
Due to related party	514,081	-
Bank overdraft	-	1,202
Notes payable - former related party	-	50,000
Total current liabilities	585,506	146,602
Total liabilities	585,506	146,602

Stockholders’ Equity (Deficit):
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of August 31, 2017 and 2016, respectively	-	1,000
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,717,046 and 217,046 shares issued and outstanding as of August 31, 2017 and 2016, respectively	30,717	217
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 and 0 shares issued and outstanding as of August 31, 2017 and 2016, respectively	6,000	-
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 73,400,000 and 0 shares issued and outstanding as of August 31, 2017 and 2016, respectively	73,400	-
Additional paid in capital	7,475,931	4,315,919
Stock subscription payable	90,521	90,521
Accumulated other comprehensive income	75	-
Accumulated deficit	(6,343,426)	(4,554,259)
Total stockholders’ equity (deficit)	1,333,218	(146,602)

Total liabilities and Stockholders’ Equity (Deficit)	$1,918,724	$-

The accompanying notes are an integral part of these consolidated financial statements.

F- 2

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Operations

For the Years Ended

	August 31, 2017	August 31, 2016

Revenue	$-	$-

Operating Expenses:
Employee compensation (including stock-based compensation of $193,333 and $0, respectively)	463,782	-
Consulting fees (including stock-based compensation of $1,173,334 and $0, respectively	1,198,334	-
Professional fees	98,677	-
Occupancy	13,953	-
Other	52,333	13,079
Total Operating Expenses	1,827,079	13,079

Loss from Operations	(1,827,079)	(13,079)

Other Income (Expenses)
Interest expense - related party	(9,663)	-
Gain on settlement of accounts payable and accrued liabilities	47,003	-
Gain on settlement of bank overdraft	572	-
Total Other Income (Expenses) - net	37,912	-

Net Loss	$(1,789,167)	$(13,079)

Net Loss per share of Class A, Class B, and Class C Common Stock
Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Number of Class A, Class B, and Class C Common Shares
Basic and Diluted	76,849,922	217,046

The accompanying notes are an integral part of these consolidated financial statements.

F- 3

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Stockholders’ Equity

For the Years Ended August 31, 2017 and 2016

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income	Equity
Balance - August 31, 2015	100,000	$1,000	217,046	$217	-	$-	-	$-	$4,315,919	$90,521	$(4,541,180)	$-	$(133,523)
Net loss for the year ended August 31, 2016	-	-	-	-	-	-	-	-	-		(13,079)	-	(13,079)
Balance - August 31, 2016	100,000	1,000	217,046	217	-	-	-	-	4,315,919	90,521	(4,554,259)	-	(146,602)
Class A, Class B, and Class C common stock agreed to be issued on September 15, 2016 for $200,000 cash (collected September 14, 2016 and October 11, 2016)	-	-	30,000,000	30,000	6,000,000	6,000	40,000,000	40,000	124,000	-	-	-	200,000
Finder’s fee paid reqarding September 15, 2016 change in control agreement	-	-	-	-	-	-	-	-	(20,000)	-	-	-	(20,000)
Contributed capital collected October 11, 2016	-	-	-	-	-	-		-	17,500	-	-	-	17,500
Retirement of preferred stock - November 30, 2016	(100,000)	(1,000)	-	-	-	-	-	-	(32,735)				(33,735)
Class C common stock issued for stock based compensation - April 3, 2017	-	-	-	-	-	-	8,400,000	8,400	1,671,600	-	-	-	1,680,000
Class A common stock issued to a consultant - May 1, 2017	-	-	500,000	500	-	-	-	-	1,479,500	-	-	-	1,480,000
Class C common stock issued to stockholders of Shenzhen Nova E-commerce Ltd. - August 29, 2017							25,000,000	25,000	(79,853)	-	-	-	(54,853)
Foreign currency translation adjustment			-	-	-	-	-	-	-	-	-	75	75
Net loss for the year ended August 31, 2017	-	-	-	-	-	-	-	-	-		(1,789,167)	-	(1,789,167)
Balance - August 31, 2017	-	-	30,717,046	$30,717	6,000,000	$6,000	73,400,000	$73,400	$7,475,931	$90,521	$(6,343,426)	$75	$1,333,218

The accompanying notes are an integral part of these consolidated financial statements.

F- 4

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Cash Flows

For the Years Ended

	August 31, 2017	August 31, 2016

Cash Flows from Operating Activities
Net Loss	$(1,789,167)	$(13,079)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,610	-
Stock-based compensation - consulting fees	1,173,334	-
Stock-based compensation - employees	193,333	-
Gain on settlement of accounts payable and accrued liabilities	(47,003)	-
Gain on settlement of bank overdraft	(572)	-
Increase (decrease) in accounts payable and accrued liabilities	25,358	144
Increase (decrease) in bank overdraft	(630)	-
Net cash used by operating activities	(443,737)	(12,935)

Cash Flows from investing activities
Purchase of office equipment	(5,932)	-
Net cash used by investing activities	(5,932)	-

Cash Flows from financing activities
Due to related party	378,216	-
Advances from (repayments to) former related party	(26,981)	12,935
Repayment of note payable to former related party	(50,000)
Buyback of preferred stock	(33,735)
Proceeds from sale of common stock - net	180,000
Contributed capital	17,500
Net cash provided by financing activities	465,000	12,935

Effect of exchange rate on cash	75	-
Net Increase (Decrease) in Cash	15,406	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$15,406	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:
Issuance of 8,400,000 shares of Class C common stock to 7 employees and 38 consultants on April 3, 2017 changed to prepaid stock-based salaries and consulting fees	$1,680,000	$-
Issuance of 500,000 shares of Class A common stock to consultant on May 1, 2017 changed to prepaid stock-based salaries and consulting fees	$1,480,000	$-

Issuance of 25,000,000 shares of Class C common stock to stockholders of Shenzhen Nova E-commerce, Ltd. (“Nova”) on August 29, 2017 in exchange for Nova Capital Stock:
Carrying Value of Nova assets and liabilities at August 29, 2017:
Office equipment - net	$13,628	$-
Website development costs	92,035	-
Total Assets	105,663	-
Accounts payable and accrued liabilities	24,651	-
Due to related party	135,865	-
Total Liabilities	160,516	-
Excess of liabilities over assets	$54,853	$-

The accompanying notes are an integral part of these consolidated financial statements.

F- 5

UBI Blockchain Internet Ltd.

(Formerly JA Energy)

Notes to Consolidated Financial Statements

For The Years Ended August 31, 2017 and 2016

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

F- 6

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

F- 7

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

On April 3, 2017, the Company issued a total of 8.400,000 shares of Class C common stock to a total of 45 contractor employees and nonemployees (see Note 6).

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to an independent consultant for consulting services to be performed for the Company (see Note 6).

On May 24, 2017, the Company increased the number of authorized common shares from 200,000,000 shares to 2,000,000,000 shares (1,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of Class C common stock).

On August 29, 2017, upon the approval of the acquisition by the related PRC authorities, the Company issued a total of 25.000,000 shares of Class C common stock to shareholders of Shenzhen Nova E-commerce, Ltd. (“Nova”) in exchange for control of the business of Nova (see Notes 4 and 6).

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $6,343,426. The Company has not generated any meaningful revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. As described above, there was a change in control of the Company in October 2016.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of UBI Blockchain Internet Ltd. and its wholly owned subsidiary Shenzhen Nova E-commerce, Ltd. (“Nova”) from the date of acquisition of Nova on August 29, 2017 (see Note 4). All intercompany accounts and transactions have been eliminated in consolidation.

F- 8

Earnings per Share

The basic earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the weighted average number of Class A, Class B and Class C common shares issued and outstanding during the year. The diluted earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the diluted weighted average number of Class A, Class B and Class C shares outstanding during the year. The diluted weighted average number of Class A, Class B and Class C shares outstanding is the basic weighted number of Class A, Class B, and Class C shares adjusted as of the first of the year for any potentially dilutive debt or equity (none at August 31, 2017).

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

Website development costs

Website development costs are carried at cost less accumulated amortization. Commencing in year ending August 31, 2018, website development costs will be amortized over an estimated economic life of 5 years.

As of August 31, 2107, the expected future amortization expense of website development costs is:

Year ended August 31,	Amount
2018	$18,407
2019	18,407
2020	18,407
2021	18,407
2022	18,407

Total	$92,035

Foreign Currency Translation

The reporting currency and functional currency of the Company is the United States Dollar. The functional currency of Nova is the Chinese Renminbi (“RMB”).

Nova assets and liabilities are translated into United States dollars at period-end exchange rates ($0.1518 at August 31, 2017). Nova revenues and expenses are translated into United States dollars at weighted average exchange rates ($0.1517 for the period August 29, 2017 to August 31, 2017). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency (principally the Hong Kong Dollar) are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant in the years ended August 31, 2017 and August 31, 2016, are reflected in income.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

F- 9

Revenue recognition

The Company recognizes revenue from services and product sales once all the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services or products have been delivered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. For the periods presented, the Company had no revenues.

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

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting pronouncements through August 31, 2017 and concluded that they will not have a material effect on future financial statements.

NOTE 4 – ACQUISITION OF NOVA E-COMMERCE, LTD.

On August 29, 2017, pursuant to an Acquisition Agreements dated May 16, 2017, the Company acquired 100% ownership of Shenzhen Nova E-commerce, Ltd. (“Nova”) in exchange for 25,000,000 shares of Company Class C common stock. Nova is a Shenzhen Chinese corporation which was incorporated on May 26, 2016. Nova plans on operating an online store in China selling a wide range of products.

The acquisition has been accounted for as a recapitalization transaction in the accompanying consolidated financial statements. Accordingly, the financial position and results of operations of Nova prior to the August 29, 2017 date of acquisition have been excluded from the accompanying consolidated financial statements.

F- 10

The carrying values of the assets and liabilities of Nova at the August 29, 2017 date of acquisition consisted of:

Cash	$-
Office equipment, net	13,628
Website development costs	92,035
Total assets	105,663

Accounts payable and accrued liabilities	24,651
Due to related party	135,865
Total liabilities	160,516

Excess of liabilities over assets	$54,853

The following proforma information (unaudited) summaries the results of operations for the years ended August 31, 2017 and 2016 as if Nova was acquired on May 26, 2016 (Nova’s date of inception). The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on May 26, 2016, not is it intended to project results of operations for any future period.

	Year Ended August 31,
	2017	2016
	(Unaudited)

Revenue	$-	$-

Operating expenses:
Employee Compensation (including stock-based compensation of $193,333 and $0, respectively)	563,725	65,551
Consulting fees (including stock based compensation of $1,173,334 and $0, respectively)	1,198,334	-
Professional fees	98,677	-
Occupancy	85,188	57,508
Other	254,255	193,608
Total operating expenses	2,200,179	316,667
Loss from Operations	(2,200,179)	(316,667)
Other Income (expenses):
Gain on settlement of liabilities	47,575	-
Interest expense - related party	(10,409)	-
Other income (expenses) - net	37,166	-
Net Loss	$(2,163,013)	$(316,667)
Net Loss per share of Class A, Class B, and Class C common stock - basic and diluted	$(0.02)	$(0.05)
Weighted average number of Class A, Class B, and Class C Common Shares outstanding - basic and diluted	101,712,936	6,860,882

F- 11

NOTE 5 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at August 31, 2017 consist of:

	Fair value of stock issuance (Note 6)	Prepaid balance at August 31, 2017

1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements with a service term of one year expiring December 31, 2017	$290,000	$96,667
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements with a service term of one year expiring December 31, 2017	1,390,000	463,333
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019	1,480,000	1,233,333
Total	$3,160,000	1,793,333
Current portion		(1,300,000)
Non-current portion		$493,333

At August 31, 2017, there was $1,793,333 of unrecognized compensation costs related to shares of Class A and Class C common stock issued to employees and non-employee pursuant to service agreements. These costs are expected to be recognized as expense in the years ended August 31, 2018 ($1,300,000) and August 31, 2019 ($493,333).

NOTE 6 - STOCKHOLDERS’ EQUITY

Pursuant to the September 15, 2016 change in control agreement (see Note 1), a representative of UBI paid into an attorney trust account $150,000 on September 14, 2016 and $67,500 on October 11, 2016, for a total of $217,500. The $217,500 consisted of $200,000 for the newly issued shares of Class A, Class B Voting, and Class C Common Stock and $17,500 for the payment of specific expenses.

Starting in December 2016, the Company engaged the services of a total of 45 employees and non-employees to perform certain marketing, research and development and investor relations services. The related agreements, which were executed in March 2017, provide for the contractors to work for the Company for terms ranging from September 2016 to January 1, 2017 to December 31, 2017 for compensation including the issuance of a total of 8,400,000 shares of Class C common stock (which occurred April 3, 2017). Of the 8,400,000 shares, 5,000,000 shares were issued to Star Bright International Investment Enterprises, 100,000 shares were issued to the Company’s chief financial officer and 500,000 shares were issued to an independent Director of the Company.

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and is being expensed evenly over the year ended December 31, 2017 (see Note 4). For the three and the year ended August 31, 2017, we recognized stock-based salaries expense of $212,619 and $582,889, respectively, and recognized stock-based consulting fees expe3nse of $494,787 and $1,160,621, respectively, from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and is being expensed evenly over the 2-year service period expiring April 30, 2019. For the three and the year ended August 31, 2017, we recognized stock-based consulting fees expense of $61,667 and $123,334 respectively, from this agreement.

On August 29, 2017, upon the regulatory approval of the transfer of Nova’s Hong Kong business license to the Company, the Company acquired 100% ownership of Nova in exchange for the Company’s issuance of a total of 25,000,000 shares of Class C common stock to the 130 owners of Nova.

F- 12

NOTE 7 - RELATED PARTY TRANSACTIONS

As described in Note 9, the Company was obligated to Mr. Mark DeStefano (“DeStefano”) for a $50,000 note payable and $26,981 for payments made on behalf of the Company. Subsequently, Mr. DeStefano advanced $1,285 to the Company. During the three months ended November 30, 2016 the Company satisfied these obligations. DeStefano had voting control of the Company from June 2014 (see Note 9) to October 24, 2016 (when the Company purchased from DeStefano the 1,000,000 shares of Preferred Stock for $33,735) through his ownership of the 1,000,000 shares of Voting Preferred Stock issued and outstanding (equivalent to 50,000,000 votes).

For the three months ended November 30, 2016, consulting fees paid to former related parties consists of a total of $15,000 paid to the two then directors of the Company and $10,000 paid to an entity controlled by DeStefano.

Commencing March, 2017, the Company has been using office space provided by an affiliate of UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at a monthly rent of 22,100 Hong Kong Dollars (approximately $2,833 at the August 31, 2017 exchange rate) per month. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

In the year ended August 31, 2017, Tony Liu, chief executive officer of the Company, paid a total of $514,081 of expenditures on behalf of the Company. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. As of August 31, 2017, accrued interest amounted to $10,350. The advances and related accrued interest are due on demand.

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

As of August 31, 2017, the Company had net operating loss carry forwards of approximately $1,444,245 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization has not been determined likely to occur. Also, due to the change in control, there are annual limitations on future net operating loss carry forward deductions.

All tax years remain subject to examination by the respective tax authorities.

At August 31, 2017 and 2016, deferred tax assets consisted of:

	August 31,
	2017	2016
Net operating loss caryforwards	$505,486	$357,611
Value allowance	(505,486)	(357,611)

Deferred tax assets – net	$-	$-

NOTE 9 - NOTES PAYABLE – Former Related Party

On April 4, 2014, the Company issued a One-year Promissory Note (“the Note”) in the amount of $50,000 to Mark DeStefano (“DeStefano) (see Note 7). The Note bore interest at 12% percent per annum with interest due each month. In the event that interest was not paid within three days from the time it was due the Note was to be considered in default and was to be fully due and payable. Additional consideration for the Note included the Chief Executive Officer of the Company giving the note holder his voting proxy for all of the shares he held with the exception of voting on a tender offer or a sale of the Company’s assets. As of May 8, 2014, the Note was in default.

On May 5, 2014, the Company issued a second One-Year Promissory Note (“the Second Note”) in the amount of $20,000 to the same stockholder noted above. The Second Note was issued with the restriction that the funds be used specifically to pay the Company’s Patent Counsel for fees to finalize certain patent filings and was secured by all patents and patent applications held by the Company. The Second Note was to bear interest at 12% percent per annum with interest due each month. In the event that interest was not paid within three days from the time it was due, the Second Note would be considered in default and would be fully due and payable.

On June 6, 2014, the Company received notices that it was in default of the two Promissory Notes described above. Rather than default on the Notes, the Company issued 1,000,000 shares of $0.001 par value Voting Preferred Stock in exchange for Notes Payable totaling $20,000 plus forgiveness of interest totaling $1,900. Additionally, the Company agreed to designate with the State of Nevada Secretary of State that each share of preferred carries the voting power of 50 common shares. Finally, the shareholder agreed to cancel the shares upon full payment of the $50,000 Note, without accrued interest and the sale of five units of the MDU.

F- 13

In October 2016, the $50,000 note payable was satisfied.

NOTE 10 – OTHER INCOME AND EXPENSE

During the three months ended November 30, 2016, the Company settled a bank overdraft of $942 for $370. This settlement resulted in income of $572.

On January 27, 2017, the Company entered into a Settlement Agreement with a former landlord satisfying a $35,868 accrued liability for $4,100. This settlement, along with an arrangement with another vendor, resulted in other income of $47,003.

NOTE 11 – REVERSE STOCK SPLIT

On January 20, 2016, the Company effected a 1-for-200 reverse stock split of its outstanding common stock, par value $0.001 per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each two hundred shares of the Company’s Common Stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any stockholder who otherwise would have been entitled to receive fractional shares received an additional share. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying our warrants outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-200 split ratio in accordance with the terms of such warrants. Share and per-share amounts of the Company’s common stock and warrants included herein have been adjusted to retroactively give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of the Common Stock, $0.001 per share, or modify any voting rights or other terms of the common stock.

NOTE 12 – SUBSEQUENT EVENTS

On October 2, 2017, the Company issued a total of 82,000 shares of Class A common stock to 4 individuals associated with the Company’s law firm for legal services rendered.

In September 2017, Nova entered into two lease agreements for office space in Shenzhen China. The first lease provides for monthly rent of RMB 12,353 or approximately $1,875 per month, and expires September 2020. The second lease provides for monthly rent of RMB 8,964 or approximately $1,320 per month and expires September 2019.

F- 14

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2017.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officer and Corporate Governance.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The executive officers serve terms of one year or until their resignation or removal by the Board of Directors. There are no family relationships among any of the directors and officers.

Name	Age	Position & Offices Held

Tony Liu	63	Chairman of the Board and CEO
Chan Cheung	60	CFO, Corporate Secretary
Jun Min	57	Director
Cosimo J. Patti	66	Director

All of the above Directors and Officers were appointed to their positions on January 3, 2017.

Tony Liu, Chairman of the Board and CEO.

Mr. Tony Liu brings almost 50 years of management, extensive leadership, strategy, risk management and marketing experience to to UBI. Mr. Liu served as a representative to the National People’s Congress in China, with his practical work experience in the Chinese community for many years. He has been Chairman of Hong Kong Silver Union Group Co., Ltd., since May, 2009. From 2001 - 2014 he was Chairman and Chief Executive Officer of American Oriental Bioengineering, Inc., a pharmaceutical company that produced and marketed prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. He is also a limited partner of Shenzhen Zhu Mao Investment Enterprise since July, 2015. Mr. Liu graduated with a major in Communications & Commands from Wuhan Communication College in 1986 and studied Integrated Marketing and Media at the University of Hong Kong in 2004. Mr. Liu studied in the Program of Sustainable Growth of Large Corporations sponsored by the School of Engineering and the School of Business at Stanford University. Mr. Liu passed the dissertation for his Doctor of Business Administration degree in September 2010 at Tarlac State University through a program jointly run by Beijing Normal University and Tarlac State University. This program is accredited by The Philippines Department of Education and China Department of Education.

Chan Cheung, Chief Financial Officer and Corporate Secretary

Mr. Chan Cheung is Certified Public Accountant, joined the Company in September, 2016. He brings to the management team over 30 years of financial and accounting experience in banking, finance, and management, before joining the Company. From April 2009 to August 2016, he worked as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary at Neo-Neon Holdings Ltd, a Hong Kong Stock Exchange listed company with the ticker symbol of HK.1868., where he was responsible for financial reporting, mergers & acquisitions, and strategic planning. He obtained a BS degree from Chinese University of Hong Kong in 1983, he is member of the Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants.

Jun Min, Director

Jun Min brings to the Company over 30 years of business experience in operations management, along with a vast amount of leadership, consumer industry, marketing experience and knowledge of the consumer and pharmaceutical products industries in China. Mr. Min worked at the Price Checking Department Bureau of Heilongjiang Province from 1987 to 1992. Subsequently, he worked for Three- Happiness Bioengineering, Co. Ltd. from 1994. In November 2008, Mr. Min joined the board of directors of China Aoxing Pharmaceuticals Co., Inc. (OTCBB:CAXG), a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of pain killers and pain-management products. Mr. Jun Min has worked in the position of manager of corporate communications at Sanleyuan Group, in Hong Kong from 1993 to Present. From 2002 to 2014, he was Director and Vice President of American Oriental Bioengineering, Inc., a pharmaceutical company that produced and marketed prescription pharmaceutical products. Mr. Min received a BA in Business Management from Zhongyang Broadcast TV University in 1986.

Cosimo J. Patti, Director

Mr. Patti has over 50 years of business experience in managing corporate teams for both domestic and international operations, as well as compliance and sales organizations. Mr. Patti brings risk management, and financial experience in delivering products and services to consumers and businesses, he brings consumer and business insights, as well as a global perspective, to the Board. From 2004 to 2014, Mr. Patti was an independent director of American Oriental Bioengineering, Inc., a pharmaceutical company that produced and marketed prescription pharmaceutical products. Mr. Patti was the President and Chairman of Technology Integration Group, Inc. D/B/A FSI Advisors Group, a global Financial Services (Bulletin Board listed TING) consulting organization from 1999 to 2005. In May 2009, Mr. Patti was appointed to the Board of Directors of China XD Plastics Company Limited (NASDAQ:CXDC), a company engaged in the development, manufacturing, and distribution of modified plastics primarily for use in automotive applications. In June 2007, Mr. Patti joined the Board of Directors of Advanced Battery Technologies, Inc. (NASDAQ:ABAT). He was the Director of Strategic Cross-border Business with Cedel Bank from 1996 to 1999. Since 1986, Mr. Patti has served as an appointed arbitrator to the New York Stock Exchange and the National Association of Securities Dealers adjudicating cases involving client disputes and improprieties. Mr. Patti attended Brooklyn College from 1968 to 1970.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the years ended August 31, 2017 and 2016, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2017-2016. Compensation information is shown for fiscal years 2017 and 2016.

UBI Blockchain Internet, Ltd., Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Aug 31,	($)	($)	($)	($)	($)

Tony Liu Appointed: January 3, 2017	CEODirector	2017	25,721	0	0	0	0

Chan Cheung Appointed: January 3, 2017	CFO	2017	108,030	0	0	0	0

Barry Hall	CEO/CFO/Director	2016	0	0	0	0	0
Appointed: Aug 30, 2013 Resigned: Jan. 3, 2017		2015	0	0	0	0	0

Frank Arnone	Secretary/Director	2016	0	0	0	0	0
Appointed: Apr 10, 2014 Resigned: Jan. 3, 2017		2015	0	0	0	0	0

Note: During 2016 Mr. Hall received $10,000 and Mr. Arnone received $5,000 as reimbursement for fees to cover past incidental expenses.

Board of Directors Compensation

Our board of directors consists of three members. There was no compensation paid to any of the Board members for the fiscal years ended August 31, 2017 and 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company’s Common Stock as of August 31, 2017, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. To the knowledge of the Company, each shareholder listed below possesses sole voting and investment power with respect to the shares indicated.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the U. S. Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60-days, such as options or warrants to purchase our common stock.

Security Ownership Table

Name of Beneficial Owner	Class A Common	Percent	Class B Common	Percent	Class C Common	Percent	Percent of Total Voting Power (1)
Named Executive Officers and Directors:
Tony Liu, CEO & Chairman (2)	30,000,000	97.7%	6,000,000	100%	40,000,000	54.5%	99.2%

Chan Cheung, CFO & Secretary (3)					100,000	0.1%

Jun Min, Director (4)

Cosimo J. Patti Director (5)					500,000	0.6%

All executive officers and directors as a group (4 persons)	30,000,000	97.7%	6,000,000	100%	40,600,000	83.8%	99.2%

(1) Percentage of total voting power represents voting power with respect to all shares of our Class A Common Stock (30,717,046 issued and outstanding) and Class B Voting stock (6,000,000 shares issued and outstanding), as a single class. The holder of our Class B Voting Stock are entitled to ten votes per share, and holders of our Class A Common Stock are entitled to one vote per share. The 6,000,000 Class B shares have voting rights equal to 60,000,000 common shares. Percentage of Total Voting Power is calculated based on an aggregate of 90,717,046 (30,717,046 Class A Common + 60,000,000 Class B Voting Common) shares issued and outstanding. There are 73,400,000 non-voting Class C shares issued and outstanding. Class C shares cannot be converted into Class A or Class B shares.

2) Tony Liu, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People’s Republic of China. Tony Liu is the beneficial owner who exercises the sole voting and dispositive powers with respect to 30,000,000 Class A common shares, 6,000,000 Class B common shares, and 40,000,000 Class C common shares owned and has the ultimate voting control over the shares held in the name of UBI Blockchain Internet, LTD., a Hong Kong Company.

3) Chan Cheung, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People’s Republic of China.

4) Jun Min, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People’s Republic of China.

5) Cosimo J. Patti, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People’s Republic of China.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Chairman and CEO, Tony Liu is also our primary shareholder. He controls 30,000,000 shares of our Class A Common Stock, representing 99.7% ownership of the Class; 6,000,000 shares of our Class B Common Stock, representing 100% ownership of the Class; and 40,000,000 Class C Common Stock, representing 82.6% of the Class.

The Company has been using this Hong Kong office space provided by UBI Blockchain Internet, LTD. (a Hong Kong Company) at no cost to the Company. UBI Hong Kong is benefically owned by Tony Liu, the Chairman and CEO of the Company.

In the year ended August 31, 2017, Tony Liu, chief executive officer of the Company, paid a total of $514,081 of expenditures on behalf of the Company. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. As of August 31, 2017, accrued interest amounted to $10,350. The advances and related accrued interest are due on demand.

Global Alliance Securities, LLC, 100 Wall Street, New York, NY 10005 has a long standing relationship with Mark DeStefano, the former debt holder of the Company. Mr. DeStefano asked Global Alliance Securities, LLC if they could help him find someone to pay off the debt the Company owed him in exchange for taking control of the Company. Global Alliance Securities found a buyer in China. As a finder’s fee for finding a buyer, Mr. DeStefano paid Global Alliance a fee of $20,000. The fee was paid based on a long standing relationship, there was no written agreement between the parties.

Item 14. Principal Accounting Fees and Services

Michael T. Studer CPA P.C. served as our principal independent public accountant for the year ending August 31, 2017 and August 31, 2016. The aggregate fees billed to us or incurred by us to Michael T. Studer CPA P.C for the year ended August 31, 2017 and for the year ended August 31, 2016 are as follows:

	For Year Ended	For the Year Ended
	August 31, 2017	August 31, 2016
(1) Audit Fees (1)	$35,000	$9,500
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

Total fees paid or accrued to our principal auditor

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our directors then make a determination to approve or disapprove the engagement our independent public accountant for the proposed services. In the fiscal years ending August 31, 2017 and 2016, all fees paid to our independent public accountants were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, in effect		8-K		3.5	12/01/16

3.2	By-laws		8-K		3.2	09/20/10

3.3	Articles of Designation		8-K		3.3	6/10/2014

3.4	Certificate of Designation		8-K		3.4	10/04/2016

3.5	Certificate of Incorporation		8-K		3.5	12/01/2016

3.6	Certificate of Amendment to Certificate of Incorporation, in effect.		8-K		3.6	6/02/2017

3.7	By-laws, as currently in effect.		8-K		3.7	8/24/2017

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

101	* The following materials from this Annual Report on Form 10-K for the year ended August 31, 2017, formatted in XBRL (eXtensible Business Reporting Language).

1) Balance Sheets at August 31, 2017 and August 31, 2016.

2) Statements of Operations for the years ended August 31, 2017 and August 31, 2016.

3) Statement of Stockholders’ Deficit for years ended August 31, 2017 and August 31, 2016

4) Statements of Cash Flows for the years ended years ending August 31, 2017 and August 31, 2016.

5) Notes to the financial statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBI BLOCKCHAIN INTERNET, LTD.

Date: December 7, 2017	By:	/s/ Tony Liu
Tony Liu Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tony Liu	Chairman and Chief Executive Officer	December 7, 2017
Tony Liu	(Principal Executive Officer)

/s/ Chan Cheung	Chief Financial Officer and Corporate Secretary	December 7, 2017
Chan Cheung	(Principal Financial and Accounting Officer)

/s/ Jun Min	Director	December 7, 2017
Jun Min

/s/ Cosimo J. Patti	Director	December 7, 2017
Cosimo J. Patti

