Form 10-Q
period 2017-11-30
UBI Blockchain Internet LTD-DE
filed 2018-01-16
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 16, 2018, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,400,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

Table of Contents

UBI Blockchain Internet Ltd.

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2017

PART I - FINANCIAL INFORMATION

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Balance Sheets

	November 30, 2017	August 31, 2017
	(Unaudited)
Assets

Current Assets
Cash	$63,006	$15,406
Current portion of prepaid stock-based salaries and consulting fees	880,000	1,300,000
Other receivable	5,000	-
Total Current Assets	948,006	1,315,406

Office equipment, net of accumulated depreciation	15,790	17,950

Other Assets
Non-current portion of prepaid stock-based salaries and consulting fees	308,333	493,333
Website development costs	91,675	92,035
Total Other Assets	400,008	585,368

Total Assets	$1,363,804	$1,918,724

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$125,004	$71,425
Due to related party	804,835	514,081
Total current liabilities	929,839	585,506
Total liabilities	929,839	585,506

Stockholders’ Equity (Deficit):
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	-	-
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,799,046 and 30,717,046 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	30,799	30,717
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 and 6,000,000 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	6,000	6,000
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 73,400,000 and 73,400,000 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	73,400	73,400
Additional paid in capital	7,811,721	7,475,931
Stock subscription payable	90,521	90,521
Accumulated other comprehensive income	(710)	75
Accumulated deficit	(7,577,766)	(6,343,426)
Total stockholders’ equity (deficit)	433,965	1,333,218

Total liabilities and Stockholders’ Equity (Deficit)	$1,363,804	1,918,724

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Operations

For the Three Months Ended

	November 30, 2017	November 30, 2016
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses:
Employee compensation (including stock-based compensation of $72,500 and $0, respectively)	263,963	-
Consulting fees (including stock-based compensation of $532,500 and $0, respectively	532,500	25,000
Depreciation	2,119
Professional fees (including stock-based compensation of $335,872 and $0, respectively)	343,872	31,369
Occupancy	16,621	-
Other	64,449	19,500
Total Operating Expenses	1,223,524	75,869

Loss from Operations	(1,223,524)	(75,869)

Other Income (Expenses)
Interest expense - related party	(10,826)	-
Gain on foreign currency exchange	10	-
Gain on settlement of bank overdraft	-	572
Total Other Income (Expenses) - net	(10,816)	572

Net Loss	(1,234,340)	(75,297)

Other comprehensive income (loss):
Foreign exchange translation adjustment	(785)	-
Comprehensive Loss	$(1,235,125)	$(75,297)
Net Loss per share of Class A, Class B, and Class C Common Stock
Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Class A, Class B, and Class C Common Shares
Basic and Diluted	110,214,181	30,464,249

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Cash Flows

For the Three Months Ended

	November 30, 2017	November 30, 2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(1,234,340)	$(75,297)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	2,119	-
Stock-based compensation - employees	72,500	-
Stock-based compensation - consulting fees	532,500	-
Stock-based compensation - professional fees	335,872	-
Gain on settlement of bank overdraft	-	(572)
Changes in operating assets and liabilities:
Increase in prepaid expense	(5,000)	(9,000)
Increase (decrease) in accounts payable and accrued liabilities	53,632	(1,285)
Increase (decrease) in bank overdraft	-	(630)
Increase in interest payable to related party	10,824	-
Net cash used by operating activities	(231,893)	(86,784)

Cash Flows from investing activities	-	-

Cash Flows from financing activities
Advances from former related party	-	1,285
Repayments to former related party	-	(28,266)
Due to related party	279,540
Repayment of note payable to former related party	-	(50,000)
Buyback of preferred stock	-	(33,735)
Proceeds from sale of common stock - net	-	180,000
Contributed capital	-	17,500
Net cash provided by financing activities	279,540	86,784

Effect of exchange rate on cash	(47)	-
Net Increase (Decrease) in Cash	47,600	-
Cash and cash equivalents at beginning of period	15,406	-
Cash and cash equivalents at end of period	$63,006	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:

The accompanying notes are an integral part of these consolidated financial statements.

UBI BLOCKCHAIN INTERNET LTD.

(FORMERLY JA ENERGY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016 (UNAUDITED)

NOTE 1 – ABOUT THE COMPANY

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007. In November 2014, Reshoot dividended its shares of JA Energy to the then stockholders of Reshoot. On November 21, 2016, the Company reincorporated in Delaware under the name UBI Blockchain Internet Ltd.

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

On August 29, 2017, upon the approval of the acquisition by the related PRC authorities, the Company issued a total of 25,000,000 shares of Class C common stock to shareholders of Shenzhen Nova E-commerce, Ltd. (“Nova”) in exchange for control of the business of Nova (see Notes 4 and 6).

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At November 30, 2017, the Company had cash of $63,006 and current liabilities of $929,839. For the three months ended November 30, 2017, the Company incurred a net loss of $1,234,340. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Statements

The consolidated balance sheet for the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all period presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the respective full years.

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017 filed with the SEC on December 07, 2017.

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

Earnings per Share

The basic earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the weighted average number of Class A, Class B and Class C common shares issued and outstanding during the period. The diluted earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the diluted weighted average number of Class A, Class B and Class C shares outstanding during the period. The diluted weighted average number of Class A, Class B and Class C shares outstanding is the basic weighted number of Class A, Class B, and Class C shares adjusted as of the first of the period for any potentially dilutive debt or equity (none for the periods presented).

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

Website development costs

Website development costs are carried at cost less accumulated amortization. Website development costs will be amortized over an estimated economic life of 5 years commencing on the date that the website is placed in service.

At November 30, 2017, the expected future amortization expense of website development costs is:

Year ended November 30,	Amount
2018	$18,335
2019	18,335
2020	18,335
2021	18,335
2022	18,335
Total	$91,675

Foreign Currency Translation

The reporting currency and functional currency of the Company is the United States Dollar.

The functional currency of Nova is the Chinese Renminbi (“RMB”). Assets and liabilities of Nova are translated into United States dollars at period-end exchange rates ($1.00 = 6.6147 RMB at November 30, 2017). Nova revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 6.6058 for the three months ended November 30, 2017). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency (principally the Hong Kong Dollar) are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant for the three months ended November 30, 2017 and 2016 were reflected in income.

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

The Company follows ASC topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock issued to consultants and other non-employees. In accordance with ACS Topic 505-50, the stock issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the stock, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to expense over the period during which services are rendered.

Year end

The Company’s fiscal year-end is August 31.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations form adoption of these standards is not expected to be material.

NOTE 4 – ACQUISITION OF NOVA E-COMMERCE, LTD.

On August 29, 2017, pursuant to an Acquisition Agreement dated May 16, 2017, the Company acquired 100% ownership of Shenzhen Nova E-commerce, Ltd. (“Nova”) in exchange for 25,000,000 shares of Company Class C common stock. Nova is a Shenzhen Chinese corporation which was incorporated on May 26, 2016. Nova plans on operating an online store in China selling a wide range of products.

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

The following proforma information (unaudited) summarizes the results of operations for the three months ended November 30, 2016 as if Nova was acquired on May 26, 2016 (Nova’s date of inception). The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on May 26, 2016, not is it intended to project results of operations for any future period.

Three Months Ended November 30, 2016
(Unaudited)

Revenue	$-

Operating expenses:
Employee compensation	49,366
Consulting fees	25,000
Professional fees	31,369
Marketing	134,637
Occupancy	43,309
Other	20,817
Total operating expenses	304,498
Loss from Operations	(304,498)
Other Income (expenses):
Gain on settlement of bank overdraft	572
Net Loss	$(303,926)
Net Loss per share of Class A, Class B, and Class C common stock - basic and diluted	$(0.01)
Weighted average number of Class A, Class B, and Class C Common Shares outstanding - basic and diluted	55,464,249

NOTE 5 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at November 30, 2017 and August 31, 2017 consist of:

	Fair value of stock issuance (Note 6)	Prepaid balance at November 30, 2017	Prepaid balance at August 31, 2017
1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements with a service term of one year expiring December 31, 2017	$290,000	$24,167	$96,667
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements with a service term of one year expiring December 31, 2017	1,390,000	115,833	463,333
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019	1,480,000	1,048,333	1,233,333
Total	$3,160,000	1,188,333	1,793,333
Current portion		(880,000)	(1,300,000)
Non-current portion		$308,333	$493,333

At November 30, 2017, there was $1,188,333 of unrecognized compensation costs related to shares of Class A and Class C common stock issued to employees and non-employees pursuant to service agreements. These costs are expected to be recognized as expense in the years ended November 30, 2018 ($880,000) and November 30, 2019 ($308,333).

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

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and is being expensed evenly over the year ended December 31, 2017 (see Note 5). For the three months ended November 30, 2017, we recognized stock-based salaries expense of $72,500 and recognized stock-based consulting fees expense of $347,500 from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and is being expensed evenly over the 2-year service period expiring April 30, 2019. For the three months ended November 30, 2017, we recognized stock-based consulting fees expense of $185,000 from this agreement.

On August 29, 2017, upon the regulatory approval of the transfer of Nova’s Hong Kong business license to the Company, the Company acquired 100% ownership of Nova in exchange for the Company’s issuance of a total of 25,000,000 shares of Class C common stock to the 130 owners of Nova.

On October 2, 2017, the Company issued a total of 82,000 restricted shares of Class A common stock to 4 individuals associated with the Company’s law firm for legal services rendered. The $335,872 estimated fair value of the 82,000 shares of Class A common stock (using a price of $4.10 per share based on a $5.12 closing trading price on October 2, 2017 less a 20% restricted stock discount) was expensed in the three months ended November 30, 2017.

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

Commencing March 2017, the Company has been using office space provided by an affiliate of UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at a monthly rent of 22,100 Hong Kong Dollars (approximately $2,830 at the November 30, 2017 exchange rate) per month. For expediency reasons, the Company also uses bank accounts in the name of UBI Hong Kong to collect cash receipts and expend cash disbursements relating to Company operations. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

In the three months ended November 30, 2017, Tony Liu, chief executive officer of the Company, paid a total of $279,540 of expenditures on behalf of the Company. As of November 30, 2017, the total amount due to Tony Liu was $783,647. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. $10,826 interest expense was accrued for the three months ended November 30, 2017. As of November 30, 2017, accrued interest amounted to $21,188. The advances and related accrued interest are due on demand.

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

As of November 30, 2017, the Company had net operating loss carry forwards of approximately $1,737,713 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization has not been determined likely to occur. Also, due to the change in control, there are annual limitations on future net operating loss carry forward deductions.

At November 30, 2017 and August 31, 2017, deferred tax assets consisted of:

	November 30, 2017	August 31, 2017
Net operating loss carryforwards	$608,200	$505,486
Valuation allowance	(608,200)	(505,486)
Deferred tax assets - net	$-	$-

All tax years remain subject to examination by the respective tax authorities.

NOTE 9 - NOTES PAYABLE – Former Related Party

On April 4, 2014, the Company issued a One-year Promissory Note (“the Note”) in the amount of $50,000 to Mark DeStefano (“DeStefano) (see Note 7). The Note bore interest at 12% percent per annum with interest due each month. In the event that interest was not paid within three days frsom the time it was due the Note was to be considered in default and was to be fully due and payable. Additional consideration for the Note included the Chief Executive Officer of the Company giving the note holder his voting proxy for all of the shares he held with the exception of voting on a tender offer or a sale of the Company’s assets. As of May 8, 2014, the Note was in default.

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

NOTE 11 – LEASE COMMITMENTS

In September 2017, Nova entered into two lease agreements for office space in Shenzhen China, the first lease provides for monthly rent of RMB 12,353, or approximately $1,868 per month, and expires September 2020. The second lease provides for monthly rent of RMB 8,964, or approximately $1,357 per month, and expires September 2019.

As of November 30, 2017, the future minimum lease payments under non-cancelable operating leases were:

Year ended November 30, 2018	$38,700
Year ended November 30, 2019	35,986
Year ended November 30, 2020	18,680
Total	$93,366

For the three months ended November 30, 2017, total rent expense was $16,621.

NOTE 12 – SUBSEQUENT EVENTS

On January 4, 2018, the Company’s Board of Directors approved a 4 for 1 forward stock split for holders of record on January 10, 2018 of the Company’s issued and outstanding shares of Class A and Class B common stock. For each share of Class A common stock held, stockholders will receive an additional 3 shares of Class A common stock, For each share of Class B common stock held, stockholders will receive an additional 3 shares of Class B common stock. The payment date is subject to approval by FINRA.

On January 8, 2018, the Company and its Chief Executive Officer Tony Liu agreed to settle $100,000 of the debt due Tony Liu in exchange for the Company’s issuance to Tony Liu of 35,000,000 shares of preferred stock to be designated with voting rights equal to 35% of the total voting power of all classes of capital stock. Mr. Liu also agreed to continue to loan the Company money to keep it operational for the next 12 months.

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK 3,018,750 (approximately $387,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK$3,018,750 (approximately $385,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement. The project is expected to be completed by November 14, 2019.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 filed with the Securities and Exchange Commission on December 07, 2017.

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

Our Strategy

Our Group will plan to grasp the new technologies that will affect the future world, establish a new business model based on the industrial and capital advantages that we have already formed, and create the technical advantages of UBI’s IBSH. Managements wants UBI to become a world leader in excellence.

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

Shenzhen Nova E-commerce, Ltd.

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

Recent Event

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK 3,018,750 (approximately $387,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK$3,018,750 (approximately $385,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement. This represents the completion of a project that commenced in November 2016 when UBI and HKPU began discussions to build blockchain-based technology and research platforms with the mission of resolving important food and drug safety issues. The parties applied for government funding when they filed their technology research and development project with HKSPA. The estimated completion date of the project is the second quarter of 2019.

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

Results of Operations

Revenues

During the three-month period ended November 30, 2017 and 2016, the Company had no revenues.

Expenses

For the three months ended November 30, 2017, the Company had total operating expenses of $1,223,524 as compared to $75,869 in 2016. For the three months ended November 30, 2017, operating expenses consisted of salaries of $263,963 (including stock-based compensation of $72,500, consulting fees of $532,500 (stock-based compensation), legal and professional fees of $343,872 (including stock-based compensation of $335,872) and other general and administrative expenses of $83,189. For the three months ended November 30, 2016, the Company’s operating expenses consisted of: consulting fees of $25,000, legal and professional fee of $31,369 and other general and administrative expenses of $10,500. The increase in operating expenses resulted from the Company’s effort to develop Blockchain technology-based applications

For the three months ended November 30, 2017, the interest expense accrued for loan from Tony Liu was $10,826.

For the three months ended November 30, 2016, the Company had a gain of $572 from settlement of bank overdraft.

Net Loss

For the three months ended November 30, 2017, the Company had a net loss of $1,234,340 or $(0.01) per share of Class A and Class C common stock and compared to a loss of $75,297 or $0.00 per share of Class A and Class C common stock for the same period last year.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2017, the Company had cash of 63,006 and current liabilities of $929,839. For the three months ended November 30, 2017, the Company incurred a net loss of $1,234,340. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of November 30, 2017, the Company has total assets of $1,363,804 consisting of cash $63,006, prepaid stock-based compensation of $1,188,333, prepaid expense of $5,000, office equipment of $15,790 and capitalized website development costs of $91,675 and total liabilities of $929,839.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November 30, 2017 and concluded that they will not have a material effect on future financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2017.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended November 30, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on 10-K for the fiscal year ended August 31, 2017 and the discussion in Item 2 of Part I above, under “Liquidity and Capital Resources.” Additionally see Risk Factors set forth in the Form 10 Information disclosed in the Company’s Amended Current Report in Form 8-K/A filed in the Commission on November 17, 2017.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On October 2, 2017, the Board of Directors approved the issuance 82,000 unregistered restricted Class A common stock in exchange for legal services. We did not engage in any form of general solicitation or general advertising in connection with this transaction. The shareholders were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

The 82,000 Class A were subsequently registered in a S-1 Registration Statement that became effective on December 22, 2017.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

The Company filed a Registration Statement on Form S-1, that registered 20,582,000 of our Class A Common Stock, par value $0.001, and 51,700,000 shares of our Class C Common Stock, par value $0.001. The Registration became effective on December 22, 2017.

Item 6 — Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at November 30, 2017 (Unaudited) and August 31, 2017 (Audited).

(2) Unaudited Statements of Operations for the three-month periods ended November 30, 2017 and 2017.

(3) Unaudited Statements of Cash Flows for the three-month periods ended November 30, 2017 and 2017.

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

UBI Blockchain Internet, Ltd. Registrant

Date: January 16, 2018	By:	/s/ Tony Liu
	Name:	Tony Liu Principal Executive Officer

Date: January 16, 2018	By:	/s/ Chan Cheung
	Name:	Chan Cheung Principal Accounting Officer

