Form 10-Q/A
period 2017-11-30
UBI Blockchain Internet LTD-DE
filed 2018-02-09
CIK 1500242

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 8, 2018, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,400,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended November 30, 2017 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on January 16, 2018. At the request of our Independent Registered Public Accounting Firm that performs annual audits on our consolidated financial statements filed in our Form 10-K and interim reviews on our consolidated financial statements filed in quarterly Forms 10-Q, we are filing this amendment to: (a) disclose the ramifications of the January 5, 2018 SEC Order of Trading Suspension of UBI Blockchain Class A common shares; and (b) update certain other information pertaining to the Order of Trading Suspension. The updated disclosure amends Note 12 entitled “Subsequent Events” to provide information not disclosed in our originally filed Form 10-Q made on January 16, 2018 concerning the suspension of trading in our Class A common stock which commenced on January 8, 2018 and ended on January 22, 2018. Subsequent events Note 12 has also been updated to reflect the fact that while a signed financing agreement was received on January 5, 2018 to fund the project “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System,” as was disclosed as “announced” January 10, 2018 in our originally filed Form 10-Q, the funding of the first installments due upon the signing of the agreement by HKSAR and UBI Hong Kong has not yet occurred.

The matters described in the preceding paragraph have also been updated under “Recent Events” in this amended filing.

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

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017 filed with the SEC on December 07, 2017 and a Post Effective Amendment No. 1 to a Form S-1 filed on February 5, 2018.

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

NOTE 12 – SUBSEQUENT EVENTS

On December 26, 2017, the Company’s Board of Directors approved a 3 for 1 common stock dividend of the Company’s issued and outstanding Class A and Class B common stock. On January 2, 2018, the Company was advised by FINRA to resubmit its request as a forward stock split instead of a stock dividend.

On January 4, 2018, the Company’s Board of Directors approved a 4 for 1 forward stock split for holders of record on January 10, 2018 of the Company’s issued and outstanding shares of Class A and Class B common stock. For each share of Class A common stock held, stockholders were to receive an additional 3 shares of Class A common stock, For each share of Class B common stock held, stockholders were to receive an additional 3 shares of Class B common stock. On January 18, 2018, the Company’s Board of Directors decided to cancel the proposed 4-for-1 forward stock split.

On January 5, 2018, the Securities and Exchange Commission announced the temporary suspension of trading in the Company’s securities from January 8, 2018 to January 22, 2018 because of (i) questions regarding the accuracy of assertions, since at least September 2017, by the Company in filings with the Commission regarding the Company’s business operations; and (ii) concerns about recent, unusual and unexplained market activity in the Company’s Class A common stock since at least November 2017.

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

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK 3,018,750 (approximately $386,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK$3,018,750 (approximately $386,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement. The project is expected to be completed by November 14, 2019. To date, under the signed agreement received from HKSAR on January 5, 2018 funding of the first installments by HKSAR and UBI Hong Kong has not yet occurred.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements. When used in this Quarterly Report on Form 10-Q/A, the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q/A. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q/A, except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

In this form 10-Q/A references to “UBI Blockchain Internet, Ltd.,” “JA Energy,” “the Company”, “we,” “us,” and “our” refer to UBI Blockchain Internet Ltd. (a Delaware Company).

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

Recent Events

SEC Order of Trading Suspension

On January 5, 2018, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934 (the “Exchange Act”), of trading in the securities of UBI Blockchain Internet, Ltd. at 9:30 a.m. EST on January 8, 2018, and terminating at 11:59 p.m. EST, on January 22, 2018. The Commission temporarily suspended trading in the securities of UBIA because of (i) questions regarding the accuracy of assertions, since at least September 2017, by UBIA in filings with the Commission regarding the company’s business operations; and (ii) concerns about recent, unusual and unexplained market activity in the company’s Class A common stock since at least November 2017.

Stock Listing

The suspension of trading eliminated our market makers and resulted in the listing of our stock on the grey sheets of the OTC markets. Prior to the suspension, our stock was listed on the OTC-QB. Broker-dealers are not willing or able to publicly quote grey sheets securities because of a lack of investor interest, company information availability or regulatory compliance. Grey sheet is an unsolicited market where securities do not have bid or ask quotations. The listing on grey sheets makes our stock more difficult to trade, dramatically reduces the liquidity of our stock and has a negative impact on our investors. As such, our common stock being listed on the grey sheets has adversely effected the liquidity of the shares of common stock. Investors may be unable to liquidate their investment.

Hong Kong Government Grant

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK 3,018,750 (approximately $386,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK$3,018,750 (approximately $386,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement. This represents the completion of a project that commenced in November 2016 when UBI and HKPU began discussions to build blockchain-based technology and research platforms with the mission of resolving important food and drug safety issues. The parties applied for government funding when they filed their technology research and development project with HKSPA. The estimated completion date of the project is the second quarter of 2019. To date, under the signed agreement received from HKSAR on January 5, 2018 funding of the first installments by HKSAR and UBI Hong Kong has not yet occurred.

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

Item 6 — Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):

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

UBI Blockchain Internet, Ltd. Registrant

Date: February 8, 2018	By:	/s/ Tony Liu
	Name:	Tony Liu Principal Executive Officer

Date: February 8, 2018	By:	/s/ Chan Cheung
	Name:	Chan Cheung Principal Accounting Officer

