Form 10-Q
period 2018-02-28
UBI Blockchain Internet LTD-DE
filed 2018-04-16
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 16, 2018, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,400,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

Table of Contents

UBI Blockchain Internet Ltd.

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financials

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Balance Sheets

	February 28, 2018	August 31, 2017
	(Unaudited)
Assets

Current Assets
Cash	$59,523	$15,406
Inventory	28,153	-
Current portion of prepaid stock-based salaries and consulting fees	740,000	1,300,000
Deposit and prepaid expenses	26,946	-
Total Current Assets	854,622	1,315,406

Office equipment, net of accumulated depreciation	18,136	17,950

Other Assets
Non-current portion of prepaid stock-based salaries and consulting fees	123,333	493,333
Website development costs	95,835	92,035
Total Other Assets	219,168	585,368

Total Assets	$1,091,926	$1,918,724

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$90,258	$71,425
Due to related party	1,247,578	514,081
Total current liabilities	1,337,836	585,506
Total liabilities	1,337,836	585,506

Stockholders’ Equity (Deficit):
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	-	-
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,799,046 and 30,717,046 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	30,799	30,717
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 and 6,000,000 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	6,000	6,000
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 73,400,000 and 73,400,000 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	73,400	73,400
Additional paid in capital	7,811,721	7,475,931
Stock subscription payable	90,521	90,521
Accumulated other comprehensive income	(7,424)	75
Accumulated deficit	(8,250,927)	(6,343,426)
Total stockholders’ equity (deficit)	(245,910)	1,333,218

Total liabilities and Stockholders’ Equity (Deficit)	$1,091,926	$1,918,724

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Operations

	For the three months ended February 28, 2018	For the three months ended February 28, 2017	For the six months ended February 28, 2018	For the six months ended February 28, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
Employee compensation (including stock-based compensation of $24,167 , $48,333, $96,668 and $48,333 respectively)	196,093	179,569	460,056	179,569
Consulting fees (including stock-based compensation of $300,833, $231,667, $833,334 and $231,667 respectively	305,883	231,667	838,383	256,667
Depreciation	2,205	-	4,324	-
Professional fees (including stock-based compensation of $0, $0, $335,872 and $0, respectively)	49,000	8,147	392,872	39,516
Occupancy	23,069	-	39,690	-
Research and development	71,779	-	71,779
Other	7,045	6,739	71,494	26,239
Total Operating Expenses	655,074	426,122	1,878,598	501,991

Loss from Operations	(655,074)	(426,122)	(1,878,598)	(501,991)

Other Income (Expenses)
Interest expense - related party	(18,019)	-	(28,845)	-
Gain (loss) on foreign currency exchange	(68)	-	(58)	-
Gain on settlement of accounts payable and accrued liabilities		47,003		47,003
Gain on settlement of bank overdraft	-	-	-	572
Total Other Income (Expenses) - net	(18,087)	47,003	(28,903)	47,575

Net Loss	(673,161)	(379,119)	(1,907,501)	(454,416)

Other comprehensive income (loss):
Foreign exchange translation adjustment	(6,714)	-	(7,499)	-
Comprehensive Loss	$(679,875)	$(379,119)	$(1,915,000)	$(454,416)

Net Loss per share of Class A, Class B, and Class C Common Stock
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Class A, Class B, and Class C Common Shares
Basic and Diluted	110,199,046	36,217,046	110,185,002	24,250,195

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Cash Flows

	For the six months ended February 28, 2018	For the six months ended February 28, 2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(1,907,501)	$(454,416)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	4,322	-
Stock-based compensation - employees	96,668	48,333
Stock-based compensation - consulting fees	833,334	231,667
Stock-based compensation - professional fees	335,872	-
Gain on settlement of bank overdraft	-	(572)
Gain on settlement of accounts Payable and accrued liabilities		(47,003)
Changes in operating assets and liabilities:
Increase in inventory	(27,288)
Increase in prepaid expense	(26,117)	(6,000)
Increase (decrease) in accounts payable and accrued liabilities	18,085	(1,285)
Increase (decrease) in bank overdraft	-	(630)
Increase in interest payable to related party	28,810	-
Net cash used by operating activities	(643,815)	(229,906)

Cash Flows from investing activities
Purchases of office equipment	(3,925)	(6,363)
Net cash used by operating activities	(3,925)	(6,363)

Cash Flows from financing activities
Repayments to former related party	-	(26,981)
Due to related party	692,079	149,485
Repayment of note payable to former related party	-	(50,000)
Buyback of preferred stock	-	(33,735)
Proceeds from sale of common stock - net	-	180,000
Contributed capital	-	17,500
Net cash provided by financing activities	692,079	236,269

Effect of exchange rate on cash	(222)	-
Net Increase (Decrease) in Cash	44,117	-
Cash and cash equivalents at beginning of period	15,406	-
Cash and cash equivalents at end of period	$59,523	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:

The accompanying notes are an integral part of these consolidated financial statements.

UBI BLOCKCHAIN INTERNET LTD.

(FORMERLY JA ENERGY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2018 AND 2017

(UNAUDITED)

NOTE 1 – ABOUT THE COMPANY

Organization and Capitalization of the Company

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

Current Company Operations

UBI Blockchain Internet Ltd. (“UBI Delaware”) was reincorporated in Delaware on November 21, 2016 for the purpose of entering into the blockchain technology business. UBI Blockchain Internet, Ltd (“UBI Hong Kong”) was organized in the Hong Kong Special Administrative Region (the “HKSAR”) in September 2016 to facilitate local financing participations, UBI Delaware uses bank accounts in the name of UBI Hong Kong to collect cash receipts and expend cash disbursements relating to UBI Delaware operations in Hong Kong (such as payroll, rent, and other office expenses). UBI Hong Kong is owned and controlled by Tony Liu, CEO of UBI Delaware. UBI Hong Kong owns 30,000,000 (97%) of the 30,799,046 issued and outstanding shares of UBI Delaware Class A common stock at February 28, 2018. UBI Hong Kong has no other assets and no business operations of its own.

In December 2016, UBI Delaware engaged the services of 8 full time employees to principally work in its blockchain technology business. In January 2018, UBI Hong Kong executed an agreement with the HKSAR and The Hong Kong Polytechnic University to complete a project related to blockchain technology (see Note 11). To date, UBI Delaware has not received or earned any revenues in its blockchain technology business.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At February 28, 2018, the Company had cash of $59,523 and current liabilities of $1,337,836. For the six months ended February 28, 2018, the Company incurred a net loss of $1,907,501. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017 filed with the SEC on December 7, 2017 and a Post Effective Amendment No. 2 to a Form S-1 filed on April 4, 2018.

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

At February 28, 2018, the expected future amortization expense of website development costs is:

Year ended February 28,	Amount
2019	$19,167
2020	19,167
2021	19,167
2022	19,167
2023	19,167
Total	$95,835

In January 2018, Nova changed the domain name for its website from www.oyamall.com to www.hihealth8.com. The change was made to, among other things, correct certain technical problems which we experienced in testing potential transactions involving Chinese currency. Nova’s website became operational on March 12, 2018.

Nova employs two people principally involved in website related creation/maintenance activities. Nova’s expenses are being funded by loans from Tony Liu.

Foreign Currency Translation

The reporting currency and functional currency of the Company is the United States Dollar.

The functional currency of Nova is the Chinese Renminbi (“RMB”). Assets and liabilities of Nova are translated into United States dollars at period-end exchange rates ($1.00 = 6.3276 RMB at February 28, 2018). Nova revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 6.4450 for the three months ended February 28, 2018). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency (principally the Hong Kong Dollar) are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant for the three and six months ended February 28, 2018 and 2017 were reflected in income.

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

The Company follows ASC topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services ,” for stock issued to consultants and other non-employees. In accordance with ACS Topic 505-50, the stock issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the stock, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to expense over the period during which services are rendered.

Year end

The Company’s fiscal year-end is August 31.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

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

The following proforma information (unaudited) summarizes the results of operations for the three and six months ended February 28, 2017 as if Nova was acquired on May 26, 2016 (Nova’s date of inception). The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on May 26, 2016, it is not intended to project results of operations for any future period.

	Three Months Ended February 28, 2017	Six Months Ended February 28, 2017
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses:
Employee compensation (including stock - based compensation of $48,333 and $48,333, respectively)	202,223	250,275
Consulting fees (including stock - based compensation of $231,667 and $231,667, respectively)	231,667	256,667
Professional fees	8,147	39,516
Marketing	7,751	138,209
Occupancy	38,708	81,072
Other	10,410	31,227
Total operating expenses	498,906	796,966
Loss from Operations	(498,906)	(796,966)
Other Income (expenses):
Gain on settlement of accounts payable and accrued liabilities	47,003	47,003
Gain on settlement of bank overdraft	-	572
Net Loss	$(451,903)	$(749,391)
Net Loss per share of Class A, Class B, and Class C common stock - basic and diluted	$(0.01)	$(0.02)
Weighted average number of Class A, Class B, and Class C Common Shares outstanding - basic and diluted	55,217,046	49,250,195

NOTE 5 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at February 28, 2018 and August 31, 2017 consist of:

	Fair value of stock issuance (Note 6)	Prepaid balance at February 28, 2018	Prepaid balance at August 31, 2017
1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective employees with a service term of one year expiring December 31, 2017	$290,000	$24,167	$96,667
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective consultants with a service term of one year expiring December 31, 2017	1,390,000	115,833	463,333
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 between UI Delaware and the consultant with a service term of two years expiring April 30, 2019	1,480,000	1,048,333	1,233,333
Total	$3,160,000	1,188,333	1,793,333
Current portion		(880,000)	(1,300,000)
Non-current portion		$308,333	$493,333

At February 28, 2018, there was $863,333 of unrecognized compensation costs related to shares of Class A common stock issued to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. These costs are expected to be recognized as expense in the years ended February 28, 2019 ($740,000) and quarter ended May 31, 2019 ($123,333).

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

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and was expensed evenly over the year ended December 31, 2017 (see Note 5). For the six months ended February 28, 2018, we recognized stock-based salaries expense of $96,668 and recognized stock-based consulting fees expense of $463,332 from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and is being expensed evenly over the 2-year service period expiring April 30, 2019. For the six months ended February 28, 2018, we recognized stock-based consulting fees expense of $370,002 from this agreement.

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

Commencing March 2017, the Company has been using office space provided by an affiliate of UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at a monthly rent of 22,100 Hong Kong Dollars (approximately $2,824 at the February 28, 2018 exchange rate) per month. For expediency reasons, the Company also uses bank accounts in the name of UBI Hong Kong to collect cash receipts and expend cash disbursements relating to Company operations. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

In the six months ended February 28, 2018, Tony Liu, chief executive officer of the Company, advanced or paid a total of $692,079 of expenditures on behalf of the Company. As of February 28, 2018, the total amount due to Tony Liu was $1,247,578. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. $18,019 and $28,845 interest expense was accrued for the three and six months ended February 28, 2018, respectively. As of February 28, 2018, accrued interest amounted to $39,456. The advances and related accrued interest are due on demand.

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

As of February 28, 2018, the Company had net operating loss carry forwards of approximately $2,085,872 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization has not been determined likely to occur. Also, due to the change in control, there are annual limitations on future net operating loss carry forward deductions.

At February 28, 2018 and August 31, 2017, deferred tax assets consisted of:

	February 28, 2018	August 31, 2017
Net operating loss carryforwards	$438,033	$505,486
Valuation allowance	(438,033)	(505,486)
Deferred tax assets - net	$-	$-

As a result of the tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $292,022 from $730,055 to $438,033 as of February 28, 2018.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Hong Kong Polytechnic University Project

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK$3,018,750 (approximately $385,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” (“the HKPU Project”) to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK $3,018,750 (approximately $385,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement (which occurred on January 5, 2018). The project is expected to be completed by November 14, 2019. In a series of two payments made by UBI Hong Kong on January 12, 2018 and January 16, 2018, UBI Hong Kong paid its first installment of a total of HK$561,198 (approximately $71,000) to HKPU. On February 1, 2018, HKSAR paid its first installment of HK $561,198 (approximately $71,000) to HKPU.

The agreement also provides for UBI Hong Kong to pay the remaining HK $2,457,552 (approximately $314,000) of its installments as follows: HK $687,934 (approximately $88,000) by April 1, 2018; HK$687,934 (approximately $88,000) by October 1, 2018; HK $687,934 (approximately $88,000) by April 1, 2019 and HK$393,750 (approximately $50,000) within three months of the completion of the HKPU Project. To date, UBI Hong Kong has not yet paid the HK $687,984 (approximately $88,000) installment due April 1, 2018.

The agreement also provides for the HKSAR to pay the remaining HK $2,457,522 (approximately $314,000) of its installments periodically within 30 days after the acceptance by the Commissioner of Innovation and Technology (“CIT”), an agency of the HKSAR, of certain Progress Reports to be submitted periodically by HKPU. The agreement provides that HKPU should provide CIT the first written Progress Report in a format acceptable to CIT covering from the Commencement Date to August 31, 2018 to be submitted on or before September 30, 2018. While no written Progress Reports have yet been required or provided to CIT, periodic telephone conversations with CIT have occurred between CIT, HKPU, and the Company from time to time concerning HKPU Project’s progress. The agreement imposes no penalties on UBI Hong Kong should it fail to make any of its installment contributions except that HKSAR principally has the right to cease their installment contributions if UBI Hong Kong fails to make its installment contributions.

In February 2018, UBI Hong Kong performed a test at the offices of Guangxi Houde Mega Health Enterprise (“Guangxi”), a medical products company, of the e-commerce “alpha” platform (using simulated test data provided by Guangxi). Guangxi is owned 70% by Star Bright International Enterprise Ltd., (“Star Bright”). Star Bright owns 5,000,000 shares of UBI Delaware Class C common stock (see Note 6). The test identified some technical issues that need to be addressed; a second test has been scheduled for June 2018.

Once a working model of a platform is successfully operational, the Company intends to sell the software to larger food and drug third party customers.

The agreement provides that the equipment acquired from the HKPU Project will belong to HKPU, who is also identified as the Beneficiary of the grant for the project and is required to provide CIT with interim and a final accounting for the proceeds of the grant as well as monies advanced by UBI Hong Kong whether the project is successful or not. While HKPU, as the Beneficiary, is provided discretion on how income arising from the intellectual property rights from the Project Materials (including among other things computer software/programs, technical materials, models, documents and materials compiled, developed, produced or created by or on behalf of the Beneficiary – the “platform.”) and Project Result is to be allocated, UBI Hong Kong is the sole and absolute beneficial owner (has title to) of all of the intellectual property rights which would include the platform if successfully completed under the project. However, there is no written agreement between UBI Delaware and UBI Hong Hong that provides for title to the platform being conveyed to UBI Delaware.

The agreement also has provisions whereby the HKSAR can terminate the grant under certain conditions. These conditions include, among other things, ethical misuse of funds received under the grant or violations of other requirements under the grant. This would include UBI Hong Kong’s failure to meet its general financial obligations as due or go into liquidation. In the event of termination, the HKSAR has the right to suspend payment under the grant or require that amounts previously paid by it be refundable under the grant.

The Company expects to use the technology learned from the HKPU Project to help it develop and market a platform system for application to control and manage the safety of food and drugs. Pursuant to an understanding with UBI Hong Kong, the Company is responsible for the installments due and other costs relating to the HKPU Project paid by UBI Hong Kong. These costs are expected to be paid by UBI Hong Kong from loans received from the Company’s CEO Tony Liu. The Company has charged the first installment paid by UBI Hong Kong in January 2018 ($71,779) and expects to record future installment payments as research and development expenses and increases in amounts due to Tony Liu until such time as a “technologically feasible” working model of the platform has been successfully produced.

Lease Commitments

In September 2017, Nova entered into two lease agreements for office space in Shenzhen China, the first lease provides for monthly rent of RMB 12,353, or approximately $1,952 per month, and expires September 2020. The second lease provides for monthly rent of RMB 8,964, or approximately $1,417 per month, and expires September 2019.

As of February 28, 2018, the future minimum lease payments under non-cancelable operating leases were:

Year ended February 28, 2019	$40,428
Year ended February 28, 2020	33,343
Year ended February 28, 2021	13,664
Total	$87,435

For the three and six months ended February 28, 2018, total rent expense was $23,069 and $39,690 respectively.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q, except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Corporate History

The Company was organized August 26, 2010 (Date of Inception) under the laws of the State of Nevada, as JA Energy. The Company was incorporated as a subsidiary of Reshoot Production Company, a Nevada corporation. Reshoot Production Company was incorporated October 31, 2007, and, at the time of spin off was listed on the Over-the-Counter Bulletin Board.

From August 2010 to May 2014 the Company was in the business of designing a suite of modular, self-contained, fully automated, climate controlled units for distributed production of energy. While some of these products were proven to be technologically viable, none were ever developed to the point where they were ready for introduction to the marketplace.

On or about September 30, 2014, the Board of Directors approved the formation of a new company called Peak Energy Holdings, a Nevada corporation, where each shareholder in the Company received one share of common of Peak Energy Holdings for each share of common stock owned in the Company and one share of preferred stock of Peak Energy for each share of preferred share owned in the Company. As part of the transaction, the Company spun-off all of its assets and liabilities into Peak Energy. Further, the spin-off subsidiary operated as an independent entity separate entity from the Company with new management operating the current core business of Peak Energy for the benefit of the original stockholders. The effect of this action allowed the Company to explore new business opportunities without the burden of the assets and liabilities on the corporate books.

On November 21, 2016, the Company changed its corporate name to UBI Blockchain Internet, LTD, and changed the state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion in connection with which the Company adopted a new certificate of incorporation under the laws of the State of Delaware.

On May 16, 2017, the Company acquired 100% ownership of Shenzhen Nova E-commerce, Ltd., a private Shenzhen Chinese corporation in exchange for 25,000,000 unregistered restricted Class C common shares. In April, 2017 Shenzhen Nova E-commerce began its operations of an online store in China selling a wide range of products including maternal and infant products, cosmetics, wine, household goods, digital and luxury products. Nova became a wholly owned subsidiary of the Company. It was a management decision to acquire Nova for primarily two business reasons: 1) as a separate subsidiary, once NOVA is fully operational, it should generate revenues and profit for the Company; and 2) this acquisition provides a test model to utilize the blockchain technology the Company is developing to track drug products sold by NOVA.

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

When UBI was first formed, management established a goal and mission to solve the safety and quality issues of food and drugs using blockchain technology. This is a been an on-going problem, especially in China. For a number of years, management has observed, first-hand, the rampant counterfeit and inferior quality problems in the Chinese health industry, where food and drugs constitute the majority of products.

Management believes that blockchain technology along with the capabilities of tamper resistance products can help bring about new safety standards for the health industry. This makes blockchain technology worthy of our research and investment. It is for this reason management made a decision then to establish a company to research and develop blockchain technology. In order to achieve its goals, management designed a corporate framework which consists of the internet of things, the health industry, the capital market, and the blockchain technology.

Overview

UBI’s Blockchain Internet business includes research and application of blockchain technology, which includes Internet of Things (“IoT”) technology, pharmaceutical research and manufacturing technology for the health industry, and platform trading technology for the financial capital markets, which together, we refer to as IBSH technology. These technologies include well-established technologies, such as Big Health Industry Technology and Financial Capital Market Technology. There are also emerging, forward-looking, technologies such as blockchain and IoT technologies. We are familiar with big health and financial capital markets; however, we are not yet familiar with blockchain and the Internet of Things. We have matured in the above-mentioned technology when it comes to health and financial capital of the part. For the other part, we have hired professional and technical personnel to conduct research and master the same time, and universities and other research institutions to discuss cooperation and establish a joint R & D center platform. IBSH technologies will be our core focus technologies. They will become our patented intellectual property. With the development of our technologies, we will conduct systematic research integration, development of a complete set of safety control system, tentatively named “UBI Security Shield” which will be first applied to food and drug safety control.

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

Our interest is to develop a safety control system, to control the quality of raw materials for food and drugs, to control the standardized manufacturing process, and to control inventory warehousing. The safety and quality control are achieved by the blockchain technology, which is tamper resistant and decentralized. Our research on the application of the blockchain technology remains focused on the implementation of the blockchain network, private blockchain configuration and development, a Blockchain Explorer, smart contract for the supply chain.

Industry Trends

Recent advances in streamlining video, monitoring sensors, high-speed broadband internet, introducing wireless standards (such as Bluetooth low-power) and other technologies have brought about the emergence of virtual transactions and investment plans that individuals and businesses can base on their spending habits to measure data that monitoring equipment and applications to receive real-time feedback and to fit a wide range of personal and corporate preferences for reliability at home.

Blockchain techniques have shown considerable adaptability in recent years, as various market sectors have sought to find ways of incorporating capabilities into their operations. While most of the focus has so far been on financial services industry, this has begun to change. For example, the use of blockchain technology to support digital electronic payments to counter counterfeit drugs in the pharmaceutical industry. The adaptability of blockchain to a large number of applications has been one of the driving forces of the technology’s growing interest in past few years. As solution for organization and ledger needs, the most recent market for blockchain technology is pharmaceutical industry.

The use blockchain technology and internet of things is being employed to address universal healthcare industry regarding food and drug safety and labor relations management. At present, management believes that there exists confusion of Chinese medicine industry including fake drugs, bad medicine serious phenomenon, no regulated production, no guaranteed efficacy of traditional Chinese medicine. The excessive use of antibiotics, poison capsules incidents, vaccine cases ginkgo leaf, licorice tablets and other major drug cases, have seriously affected people’s physical and mental health. Therefore, food and drug safety relates to vital interests of millions of people’s social problems. From current safety issues of food and drug, we see scientific and exact drug management issues.

Management believes that the blockchain technology and internet of things promote industrial information and emergence of possible technological solutions. Through integration of blockchain technology for the core of internet of things to establish a seamless industrial chain so as to achieve food and drug safety control and enterprise relations management. Internet of Things is the extension and continuation of internet. IoT can increase the ubiquity of the internet by integrating every object for interaction via radio frequency identification (RFID) devices, infrared sensors, global positioning systems, laser scanners and other information sensing equipment, which leads to a highly distributed network of devices communicating with human beings as well as other devices. IoT is opening opportunities for a large number of novel applications that promise to improve quality of lives. In recent years, IoT has connected with blockchain, exchange and communication for intelligent identification, location, tracking, monitoring and management of a network. This technology is still in its infancy.

A universal healthcare system covers all citizens seeking to achieve efficiencies by integrating the basic functions of healthcare delivery, health insurance, distribution of healthy food and drug safety and labor relations management. Based on the full integration of internet of things with blockchain technology, this technology can change old systems. Blockchain technology is a distributed database that maintains a continuously-growing list of records called blocks. Each block contains a timestamp and a link to a previous block. The data in a block cannot be altered retrospectively. Blockchain has characteristics such as decentrality, openness and transparency, autonomy, security of information that cannot be tampered with, and anonymity, these features can strengthen solution to drug and food safety issues, as well as getting more meaningful solution to enterprise labor relations management.

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

Health Care Business Focus

UBI management believes the global IoT in the healthcare market is growing at a significant rate of growth due to the growing demand for advanced healthcare information systems and the growing prevalence of chronic diseases and lifestyle-related diseases.

The IoT applications in healthcare, such as telemedicine, medication management, clinical operations and workflow management, inpatient monitoring, helps in compiling services related to diagnosis, treatment, care, and rehabilitation. They improve communication between patients and healthcare workers, reducing medication errors, and providing better coordinated care.

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

Our Strategy

Our Group will plans to grasp the new technologies that will affect the future world, establish a new business model based on the industrial and capital advantages that we have already formed, and create the technical advantages of UBI’s IBSH. Managements wants UBI to become a world leader in excellence. Management expects it will take three years to develop a business breakthrough and five years in making an essential achievement.

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

1. Unique IBSH technology.

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

3. Management believes it has a good network in the health industry in China.

In China, we believe the company’s management has a good network in the integration of the health industry, which can be used for scientific research and development, raw material production bases and other industrial chains. The company’s management is also familiar with the international pharmaceutical market and the food market.

4. A good management team.

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

NOVA’s original Chinese language website experienced a number of technical problems, especially dealing with Chinese currency. Management decided it would be more cost effective to establish a new website under the domain name. www.hihealth8.com. The website will allow people with Chinese currency who have a local Chinese bank account to purchase products through this website, where customers will be able to purchase products, including food, non-prescription medicine, skin care products etc. offered on the website. For the purpose of this Quarterly Report, the website is not part of this Report, but referenced for informational purposes.

Nova employs two people principally involved in website related creation/maintenance activities. Nova’s expenses are being funded by loan from Tony Liu.

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

Stock Listing

The suspension of trading eliminated our market makers and resulted in the listing of our stock on the grey sheets of the OTC markets. Prior to the suspension, our stock was listed on the OTC-QB. Broker-dealers are not willing or able to publicly quote grey sheets securities because of a lack of investor interest, company information availability or regulatory compliance. Grey sheet is an unsolicited market where securities do not have bid or ask quotations. The listing on grey sheets makes our stock more difficult to trade, dramatically reduces the liquidity of our stock and has a negative impact on our investors. As such, our common stock is now on the grey sheets, this adversely effects the liquidity of the shares of common stock. Investors may be unable to liquidate their investment.

Hong Kong Government Grant

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK 3,018,750 (approximately $385,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” (“the HKPU Project”) to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK $3,018,750 (approximately $385,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement (which occurred on January 5, 2018). The project is expected to be completed by November 14, 2019. In a series of two payments made by UBI Hong Kong on January 12, 2018, and January 16, 2018, UBI Hong Kong paid its first installment of a total of HK $561,198 (approximately $71,000) to HKPU. On February 1, 2018, HKSAR paid its first installment of HK $561,198 (approximately $71,000) to HKPU.

The agreement also provides for UBI Hong Kong to pay the remaining HK $2,457,552 (approximately $314,000) of its installments as follows: HK$687,934 (approximately $88,000) by April 1, 2018; HK $687,934 (approximately $88,000) by October 1, 2018; HK $687,934 (approximately $88,000) by April 1, 2019 and HK$393,750 (approximately $50,000) within three months of the completion of the HKPU Project. To date, UBI Hong Kong has not yet paid the HK $687,984 (approximately $88,000) installment due April 1, 2018.

The agreement also provides for the HKSAR to pay the remaining HK $2,457,522 (approximately $314,000) of its installments periodically within 30 days after the acceptance by the Commissioner of Innovation and Technology (“CIT”), an agency of the HKSAR, of certain Progress Reports to be submitted periodically by HKPU. The agreement provides that HKPU should provide CIT the first written Progress Report in a format acceptable to CIT covering from the Commencement Date to August 31, 2018 to be submitted on or before September 30, 2018. While no written Progress Reports have yet been required or provided to CIT, periodic telephone conversations with CIT have occurred between CIT, HKPU, and the Company from time to time concerning HKPU Project’s progress. The agreement imposes no penalties on UBI Hong Kong should it fail to make any of its installment contributions except that HKSAR principally has the right to cease their installment contributions if UBI Hong Kong fails to make its installment contributions.

In February 2018, UBI Hong Kong performed a test at the offices of Guangxi Houde Mega Health Enterprise (“Guangxi”), a medical products company, of the e-commerce “alpha” platform (using simulated test data provided by Guangxi). The test identified some technical issues that need to be addressed; a second test has been scheduled for June, 2018.

Once a working model of a platform is successfully operational, the Company intends to sell the software to larger food and drug third party customers.

The agreement provides that the equipment acquired from the HKPU Project will belong to HKPU, who is also identified as the Beneficiary of the grant for the project and is required to provide CIT with interim and a final accounting for the proceeds of the grant as well as monies advanced by UBI Hong Kong whether the project is successful or not. While HKPU, as the Beneficiary, is provided discretion on how income arising from the intellectual property rights from the Project Materials (including among other things computer software/programs, technical materials, models, documents and materials compiled developed, produced or created by or on behalf of the Beneficiary – the “platform.” and Project Result is to be allocated, UBI Hong Kong is the sole and absolute beneficial owner (has title to) of all of the intellectual property rights which would include the platform if successfully completed under the project. However, there is no written agreement between UBI Delaware and UBI Hong Hong that provides for title to the platform being conveyed to UBI Delaware.

The agreement also has provision whereby the HKSAR can terminate the grant under certain conditions. These conditions include, among other things, ethical misuse of funds received under the grant or violations of other requirements under the grant. This would include UBI Hong Kong’s failure to meet its general financial obligations as due or go into liquidation. In the event of termination, the HKSAR has the right to suspend payment under the grant or require that amounts previously paid by it be refundable under the grant.

The Company expects to use the technology learned from the HKPU Project to help it develop and market a platform system for application to control and manage the safety of food and drugs. Pursuant to an understanding with UBI Hong Kong, the Company is responsible for the installments due and other costs relating to the HKPU Project paid by UBI Hong Kong. These costs are expected to be paid by UBI Hong Kong from loans received from the Company’s CEO Tony Liu. The Company expects to record these costs as research and development expenses and increases in amounts due to Tony Liu until such time as a “technologically feasible” working model of the platform has been successfully produced.

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

Results of Operations

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

Revenues

During the three-month periods ended February 28, 2018 and 2017, the Company had no revenues.

Expenses

For the three months ended February 28, 2018, the Company had total operating expenses of $655,074 as compared to $426,122 in 2017. For the three months ended February 28, 2018, operating expenses consisted of employee compensation of $196,093 (including stock-based compensation of $24,167), consulting fees of $305,883 (stock-based compensation of $300,833), depreciation of $2,205, professional fees of $49,000, occupancy cost of $23,069, research and development expenditure of $71,779 and other operating expenses of $7,045. For the three months ended February 28, 2017, the Company’s operating expenses consisted of: of employee compensation of $179,569 (including stock-based compensation of $48,333), consulting fees of $231,667, which was stock-based compensation, professional fees of $8,147 and other operating expenses of $6,739. The increase in operating expenses resulted from the Company’s effort to develop Blockchain technology-based applications.

In January 2018, the Company through UBI Hong Kong paid $71,779 to the HKPU Project. The Company charged this payment as research and development expenses. The Company will continue to charge future HKPU Project payments as R&D expense until such time as a “technologically feasible” working model of the platform has been successfully produced.

For the three months ended February 28, 2018, the interest expense accrued on loans from Tony Liu was $18,019.

For the three months ended February 28, 2017, the Company had a gain of $47,003 from settlement of accounts payable and accrued liabilities.

Net Loss

For the three months ended February 28, 2018, the Company had a net loss of $673,161 or $(0.01) per share of Class A, Class B and Class C common stock compared to a loss of $379,119 or $(0.01) per share of Class A, Class B and Class C common stock for the same period last year.

Six Months Ended February 28, 2018 Compared to Six Months Ended February 28, 2017

Revenues

During the six-month periods ended February 28, 2018 and 2017, the Company had no revenues.

Expenses

For the six months ended February 28, 2018, the Company had total operating expenses of $1,878,598 as compared to $501,991 in 2017. For the six months ended February 28, 2018, operating expenses consisted of employee compensation of $460,056 (including stock-based compensation of $96,668), consulting fees of $838,383 (stock-based compensation of $833,334), depreciation of $4,324, professional fees of $392,872 (stock-based compensation of $335,872), occupancy cost of $39,690, research and development expenditure of $71,779 and other operating expenses of $71,494. For the six months ended February 28, 2017, the Company’s operating expenses consisted of: of employee compensation of $179,569 (including stock-based compensation of $48,333), consulting fees of $256,667 (stock-based compensation of $231,667), professional fees of $39,516 and other operating expenses of $26,239. The increase in operating expenses resulted from the Company’s effort to develop Blockchain technology-based applications.

In January 2018, the Company through UBI Hong Kong paid $71,779 to the HKPU Project. The Company charged this payment as research and development expenses. The Company will continue to charge future HKPU Project payments as R&D expense until such time as a “technologically feasible” working model of the platform has been successfully produced.

For the six months ended February 28, 2018, the interest expense accrued on loans from Tony Liu was $28,845.

For the six months ended February 28, 2017, the Company had a gain of $47,003 from settlement of accounts payable and accrued liabilities and a gain of $572 from settlement of bank overdraft.

Net Loss

For the six months ended February 28, 2018, the Company had a net loss of $1,907,501 or $(0.02) per share of Class A, Class B, and Class C common stock compared to a loss of $454,416 or ($0.02) per share of Class A, Class B and Class C common stock for the same period last year.

Going Concern

At February 28, 2018, the Company had cash of $59,523 and current liabilities of $1,337,836. For the six months ended February 28, 2018, the Company incurred a net loss of $1,907,501. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of February 28, 2018, the Company has total assets of $1,091,926 consisting of cash $59,523, inventory of $28,153, prepaid stock-based compensation of $863,333, deposit and prepaid expenses of $26,946, office equipment of $18,136 and capitalized website development costs of $95,835 and total liabilities of $1,337,836.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from services and product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured. For the periods presented, the Company had no revenues.

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through February 28, 2018 and concluded that they will not have a material effect on future financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2018.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended February 28, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The 82,000 Class A were subsequently registered in a S-1 Registration Statement that became effective on December 22, 2017.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

The Company filed a Registration Statement on Form S-1, that registered 20,582,000 of our Class A Common Stock, par value $0.001, and 51,700,000 shares of our Class C Common Stock, par value $0.001. The Registration became effective on December 22, 2017. After the stock suspension Notice was issued, the Commission asked the Company to file a Post-Effective Amendment to disclose the stock suspension and its ramifications. The Company filed a Post-Effective Amendment No 1 on February 5, 2018 and filed Post-Effective Amendment No 2 on April 4, 2018.

Item 6 — Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at February 28, 2018 (Unaudited) and August 31, 2017 (Audited).

(2) Unaudited Statements of Operations for the three and six-month periods ended February 28, 2018 and 2017.

(3) Unaudited Statements of Cash Flows for the six-month periods ended February 28, 2018 and 2017.

(4) Notes to the financial statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBI Blockchain Internet, Ltd. Registrant

Date: April 16, 2018	By:	/s/ Tony Liu
	Name:	Tony Liu
Principal Executive Officer

Date: April 16, 2018	By:	/s/ Chan Cheung
	Name:	Chan Cheung
Principal Accounting Officer

