Form 10-Q
period 2018-05-31
UBI Blockchain Internet LTD-DE
filed 2018-07-16
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2018

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

(852) 36186110

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 15, 2018, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,400,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

Table of Contents

UBI Blockchain Internet Ltd.

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financials

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Balance Sheets

	May 31, 2018	August 31, 2017
	(Unaudited)
Assets

Current Assets
Cash	$55,245	$15,406
Inventory	25,025	-
Current portion of prepaid stock-based salaries and consulting fees	678,333	1,300,000
Deposit and prepaid expenses	3,691	-
Total Current Assets	762,294	1,315,406

Office equipment, net of accumulated depreciation	20,729	17,950

Other Assets
Non-current portion of prepaid stock-based salaries and consulting fees	-	493,333
Intangible assets, net of accumulated amortization	110,795	92,035
Total Other Assets	110,795	585,368

Total Assets	$893,818	$1,918,724

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$113,883	$71,425
Due to related party	1,618,542	514,081
Total current liabilities	1,732,425	585,506
Total liabilities	1,732,425	585,506

Stockholders’ Equity (Deficit):
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	-	-
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,799,046 and 30,717,046 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	30,799	30,717
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 and 6,000,000 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	6,000	6,000
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 73,400,000 and 73,400,000 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	73,400	73,400
Additional paid in capital	7,811,721	7,475,931
Stock subscription payable	90,521	90,521
Accumulated other comprehensive income	(1,009)	75
Accumulated deficit	(8,850,039)	(6,343,426)
Total stockholders’ equity (deficit)	(838,607)	1,333,218

Total liabilities and Stockholders’ Equity (Deficit)	$893,818	$1,918,724

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Operations

	For the three months ended May 31, 2018	For the three months ended May 31, 2017	For the nine months ended May 31, 2018	For the nine months ended May 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
Employee compensation (including stock-based compensation of $0, $72,500, $96,668 and $120,833 respectively)	180,980	190,701	641,036	370,270
Consulting fees (including stock-based compensation of $185,000, $409,167, $1,018,333 and $640,834 respectively	185,000	409,167	1,023,383	665,834
Depreciation and amortization	6,697	318	11,021	318
Professional fees (including stock-based compensation of $0, $0, $335,872 and $0, respectively)	61,280	53,652	454,152	93,168
Occupancy	25,359	-	65,049	-
Research and development	86,717	-	158,496	-
Other	28,898	14,831	100,392	41,070
Total Operating Expenses	574,931	668,669	2,453,529	1,170,660

Loss from Operations	(574,931)	(668,669)	(2,453,529)	(1,170,660)

Other Income (Expenses)
Interest expense - related party	(24,024)	-	(52,869)	-
Gain (loss) on foreign currency exchange	(157)	-	(215)	-
Gain on settlement of accounts payable and accrued liabilities	-	-	-	47,003
Gain on settlement of bank overdraft	-	-	-	572
Total Other Income (Expenses) - net	(24,181)	-	(53,084)	47,575

Net Loss	(599,112)	(668,669)	(2,506,613)	(1,123,085)

Other comprehensive income (loss):
Foreign exchange translation adjustment	6,415	-	(1,084)	-
Comprehensive Loss	$(592,697)	$(668,669)	$(2,507,697)	$(1,123,085)

Net Loss per share of Class A, Class B, and Class C Common Stock
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Class A, Class B, and Class C Common Shares
Basic and Diluted	110,199,046	75,772,480	110,189,700	41,424,290

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Cash Flows

	For the nine months ended May 31, 2018	For the nine months ended May 31, 2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(2,506,613)	$(1,123,085)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expenses	11,021	318
Stock-based compensation - employees	96,668	120,833
Stock-based compensation - consulting fees	1,018,333	640,834
Stock-based compensation - professional fees	335,872	-
Gain on settlement of bank overdraft	-	(572)
Gain on settlement of accounts payable and accrued liabilities		(47,003)
Changes in operating assets and liabilities:
Increase in inventory	(24,806)
Increase in deposit and prepaid expenses	(3,659)	(3,000)
Increase (decrease) in accounts payable and accrued liabilities	41,966	(1,285)
Increase (decrease) in bank overdraft	-	(630)
Increase in interest payable to related party	52,796	-
Net cash used by operating activities	(978,422)	(413,590)

Cash Flows from investing activities
Website and software development costs	(20,114)	-
Purchases of office equipment	(9,302)	(6,363)
Net cash used by operating activities	(29,416)	(6,363)

Cash Flows from financing activities
Repayments of advances payable to former related party	-	(26,981)
Advance from related party	1,047,943	333,169
Repayment of note payable to former related party	-	(50,000)
Buyback of preferred stock	-	(33,735)
Proceeds from sale of common stock - net	-	180,000
Contributed capital	-	17,500
Net cash provided by financing activities	1,047,943	419,953

Effect of exchange rate on cash	(265)	-
Net Increase (Decrease) in Cash	39,840	-
Cash and cash equivalents at beginning of period	15,405	-
Cash and cash equivalents at end of period	$55,245	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 8,400,000 shares of Class C common stock to 7 employees and 38 consultants on April 3, 2017 charged to prepaid stock based salaries and consulting fees	$-	$1,680,000
Issuance of 500,000 shares of Class A common stock to consultant on May 1, 2017 charged to prepaid stock based salaries and consulting fees	$-	$1,480,000

The accompanying notes are an integral part of these consolidated financial statements.

UBI BLOCKCHAIN INTERNET LTD.

(FORMERLY JA ENERGY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2018 AND 2017

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

On April 3, 2017, the Company issued a total of 8.400,000 shares of Class C common stock to a total of 45 contractor employees and nonemployees (see Note 7).

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to an independent consultant for consulting services to be performed for the Company (see Note 7).

On May 24, 2017, the Company increased the number of authorized common shares from 200,000,000 shares to 2,000,000,000 shares (1,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of Class C common stock).

On August 29, 2017, upon the approval of the acquisition by the related PRC authorities, the Company issued a total of 25,000,000 shares of Class C common stock to shareholders of Shenzhen Nova E-commerce, Ltd. (“Nova”) in exchange for control of the business of Nova (see Notes 4 and 7). On April 7, 2018, Nova changed its name to UBI Shenzhen Cross Border E- Commerce Co., Ltd. (“UBI Shenzhen”).

Current Company Operations

UBI Blockchain Internet Ltd. (“UBI Delaware”) was reincorporated in Delaware on November 21, 2016 for the purpose of entering into the blockchain technology business. UBI Blockchain Internet, Ltd (“UBI Hong Kong”) was organized in the Hong Kong Special Administrative Region (the “HKSAR”) in September 2016 to facilitate local financing participations, UBI Delaware opened a bank account at Abacus Federal Savings Bank in New York City. This bank account is funded by Tony Liu and is used to pay Company invoices from the U.S. UBI Hong Kong has a bank account at China Citic Bank International in Hong Kong, which is also funded by Tony Liu; this account makes disbursements relating to UBI Delaware operations in Hong Kong (such as payroll, rent, and other office expenses). UBI Hong Kong is owned and controlled by Tony Liu, CEO of UBI Delaware. UBI Hong Kong owns 30,000,000 (97%) of the 30,799,046 issued and outstanding shares of UBI Delaware Class A common stock at May 31, 2018. UBI Hong Kong has no other assets and no business operations of its own.

In December 2016, UBI Delaware engaged the services of 8 full time employees to principally work in its blockchain technology business. In January 2018, UBI Hong Kong executed an agreement with the HKSAR and The Hong Kong Polytechnic University to complete a project related to blockchain technology (see Note 12). To date, UBI Delaware has not received or earned any revenues in its blockchain technology business.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At May 31, 2018, the Company had cash of $55,245 and current liabilities of $1,732,425. For the nine months ended May 31, 2018, the Company incurred a net loss of $2,506,613. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017 filed with the SEC on December 7, 2017, for which notes to the financial statements as of August 31, 2017 were enhanced to include disclosures concerning “Current Company Operations” (as discussed in Note 1 above) and “Right of Rescission Contingency” (as discussed in Note 12 in below), pursuant to Post Effective Amendment Nos. 2, 4, and 5 to Form S-1 respectively filed on April 4, 2018, May 11, 2018, and June 27, 2018.

Basis of Accounting

The basis is United States generally accepted accounting principles.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of UBI Blockchain Internet Ltd. and its wholly owned subsidiary UBI Shenzhen Cross Border E-Commerce Co., Ltd, (“UBI Shenzhen”), formerly Shenzhen Nova E-commerce, Ltd. (“Nova”) from the date of acquisition of Nova on August 29, 2017 (see Note 4). All intercompany accounts and transactions have been eliminated in consolidation.

Earnings per Share

The basic earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the weighted average number of Class A, Class B and Class C common shares issued and outstanding during the period. The diluted earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the diluted weighted average number of Class A, Class B and Class C shares outstanding during the period. The diluted weighted average number of Class A, Class B and Class C shares outstanding is the basic weighted average number of Class A, Class B, and Class C shares adjusted as of the first of the period for any potentially dilutive debt or equity (none for the periods presented).

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

Inventory

Inventory, consisting of finished goods purchased from third parties, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are expensed as incurred.

Intangible Assets

Intangible assets, including website development costs and software acquired to be marketed, are carried at cost less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated economic lives of the respective assets (5 years for website development costs and 5 years for the software acquired to be marketed).

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to hosted service revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product’s release, if and when we believe capitalized costs are not recoverable, we expense the amounts. Capitalized costs for products that are canceled or are expected to be abandoned are expensed in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to “Research and development”.

Foreign Currency Translation

The reporting currency and functional currency of the Company is the United States Dollar.

The functional currency of UBI Shenzhen is the Chinese Renminbi (“RMB”). Assets and liabilities of UBI Shenzhen are translated into United States dollars at period-end exchange rates ($1.00 = 6.4066 RMB at May 31, 2018 and $1.00=6.5876 RMB at August 31, 2017). UBI Shenzhen revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 6.333 RMB for the three months ended May 31, 2018 and $1.00=6.528 RMB for the nine months ended May 31, 2018). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency (principally the Hong Kong Dollar) are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant for the three and nine months ended May 31, 2018 and 2017 were reflected in income.

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

NOTE 4 – ACQUISITION OF UBI SHENZHEN CROSS BORDER E-COMMERCE CO., LTD (FORMERLY NOVA E-COMMERCE, LTD.)

On August 29, 2017, pursuant to an Acquisition Agreement dated May 16, 2017, the Company acquired 100% ownership of UBI Shenzhen Cross Border E-Commerce Co., Ltd. (“UBI Shenzhen”), formerly Shenzhen Nova E-commerce, Ltd. (“Nova”), in exchange for 25,000,000 shares of Company Class C common stock. UBI Shenzhen is a Shenzhen Chinese corporation which was incorporated on May 26, 2016. UBI Shenzhen plans on operating an online store in China selling a wide range of products.

The acquisition has been accounted for as a recapitalization transaction in the accompanying consolidated financial statements. Accordingly, the financial position and results of operations of UBI Shenzhen prior to the August 29, 2017 date of acquisition have been excluded from the accompanying consolidated financial statements.

The carrying values of the assets and liabilities of UBI Shenzhen at the August 29, 2017 date of acquisition consisted of:

Cash	$-
Office equipment, net	13,628
Website development costs	92,035
Total assets	105,663

Accounts payable and accrued liabilities	24,651
Due to related party	135,865
Total liabilities	160,516

Excess of liabilities over assets	$54,853

The following proforma information (unaudited) summarizes the results of operations for the three and nine months ended May 31, 2017 as if UBI Shenzhen was acquired on May 26, 2016 (UBI Shenzhen’s date of inception). The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on May 26, 2016, not is it intended to project results of operations for any future period.

	Three Months Ended May 31, 2017	Nine Months Ended May 31, 2017
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses:
Employee compensation (including stock - based compensation of $72,500 and $120,833, respectively)	211,880	433,807
Consulting fees (including stock - based compensation of $409,167 and $640,834, respectively)	409,167	665,834
Professional fees	53,652	93,168
Marketing	57,762	173,286
Occupancy	18,580	55,741
Other	15,714	43,083
Total operating expenses	766,755	1,464,919
Loss from Operations	(766,755)	(1,464,919)
Other Income (expenses):
Gain on settlement of accounts payable and accrued liabilities	-	47,003
Gain on settlement of bank overdraft	-	572
Net Loss	$(766,755)	$(1,417,344)
Net Loss per share of Class A, Class B, and Class C common stock - basic and diluted	$(0.01)	$(0.02)
Weighted average number of Class A, Class B, and Class C Common Shares outstanding - basic and diluted	100,635,494	66,287,304

NOTE 5 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at May 31, 2018 and August 31, 2017 consist of:

	Fair value of stock issuance (Note 6)	Prepaid balance at May 31, 2018	Prepaid balance at August 31, 2017
1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective employees with a service term of one year which expired December 31, 2017	$290,000	$-	$96,667
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective consultants with a service term of one year which expired December 31, 2017	1,390,000	-	463,333
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 between UBI Delaware and the respective consultant with a service term of two years expiring April 30, 2019	1,480,000	678,333	1,233,333
Total	$3,160,000	678,333	1,793,333
Current portion		(678,333)	(1,300,000)
Non-current portion		$-	$493,333

At May 31, 2018, there was $678,333 of unrecognized compensation costs related to shares of Class A common stock issued to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. These costs are expected to be recognized as expense in the three months ended August 31, 2018 ($185,000) and in the year ending August 31, 2019 ($493,333).

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at May 31, 2018 and August 31, 2017 consist of:

	May 31, 2018	August 31, 2017
Website development costs	$94,652	$92,035
Accumulated amortization	(4,149)	-
Website development costs, net	90,503	92,035

Software acquired to be marketed	20,292	-
Accumulated amortization	-	-
Software acquired to be marketed, net	20,292	-

Total intangible assets - net	$110,795	$92,035

At May 31, 2018, the expected future amortization expense of the intangible assets was:

Amount
Three months ending August 31, 2018	$4,733
Year ending August 31, 2019	22,988
Year ending August 31, 2020	22,988
Year ending August 31, 2021	22,988
Year ending August 31, 2022	22,988
Year ending August 31, 2023	14,110
Total	$110,795

Website Development Costs

In January 2018, UBI Shenzhen changed the domain name for its website from www.oyamall.com to www.hihealth8.com. The change was made to, among other things, correct certain technical problems which we experienced in testing potential transactions involving Chinese currency. UBI Shenzhen’s website became operational on March 12, 2018.

UBI Shenzhen has yet to generate any revenues, and management does not expect UBI Shenzhen will generate any revenues for the next few months, until such time as the Company actively markets its website. In the meantime, in order for UBI Shenzhen to begin its business operations, UBI Shenzhen will be selling third party products. In the future, management plans to develop its own products for sale. UBI Shenzhen became a wholly owned subsidiary of the Company. It was a management decision to acquire UBI Shenzhen for primarily two business reasons: 1) as a separate subsidiary, once UBI Shenzhen is fully operational, management anticipates it should generate revenues and profit for the Company; and 2) this acquisition provides a test model to utilize the blockchain technology the Company is developing to track drug products sold by UBI Shenzhen. As a test model, this will allow the Company to see if the products sold through its website are substituted with counterfeit products before they reach the final consumer. In other words, products sold through a third-party consumer will be tracked using the Company’s blockchain technology to see if there is a break in the supply chain. This will take place once the Company develops its blockchain digital tracking system. The Company will be able to monitor UBI Shenzhen shipments to the final consumer, to determine if there has been any tampering with shipments in the supply chain.

UBI Shenzhen employs two people principally involved in website related creation/maintenance activities. UBI Shenzhen’s expenses are being funded by loans from Tony Liu.

Software Acquired to be Marketed

On November 24, 2017, January 17, 2018 and March 15, 2018, UBI Shenzhen executed agreements with a third-party vendor to produce customized game software called Farmer Game for a total of RMB 285,000 ($44,485 using the May 31, 2018 exchange rate). UBI Shenzhen expects to use the Farmer Game to attract more visitors to its website and to potentially earn revenues from users’ use of game points to purchase products sold on the website. Farmer Game is expected to be introduced to website visitors in August 2018.

Through May 31, 2018, UBI Shenzhen has paid the Farmer Game vendor a total of RMB 160,000 ($24,974), of which RMB 30,000 ($4,682) has been expensed as “Research and development” and RBM 130,000 ($20,992) has been capitalized. On June 25, 2018, UBI Shenzhen paid RMB 105,000 ($16,389) of the remaining contract balance of RMB 125,000 ($19,511) due the vendor.

NOTE 7 - STOCKHOLDERS’ EQUITY

Pursuant to the September 15, 2016 change in control agreement (see Note 1), a representative of UBI paid into an attorney trust account $150,000 on September 14, 2016 and $67,500 on October 11, 2016, for a total of $217,500. The $217,500 consisted of $200,000 for the newly issued shares of Class A, Class B Voting, and Class C Common Stock and $17,500 for the payment of specific expenses.

Starting in December 2016, the Company engaged the services of a total of 45 employees and non-employees to perform certain marketing, research and development and investor relations services. The related agreements, which were executed in March 2017, provided for the contractors to work for the Company for terms ranging from September 2016 to January 1, 2017 to December 31, 2017 for compensation including the issuance of a total of 8,400,000 shares of Class C common stock (which occurred April 3, 2017). Of the 8,400,000 shares, 5,000,000 shares were issued to Star Bright International Investment Enterprises, 100,000 shares were issued to the Company’s chief financial officer and 500,000 shares were issued to an independent Director of the Company.

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and was expensed evenly over the year ended December 31, 2017 (see Note 5). For the nine months ended May 31, 2018, we recognized stock-based salaries expense of $96,668 and recognized stock-based consulting fees expense of $463,333 from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and is being expensed evenly over the 2-year service period expiring April 30, 2019. For the nine months ended May 31, 2018, we recognized stock-based consulting fees expense of $555,000 from this agreement.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As described in Note 10, the Company was obligated to Mr. Mark DeStefano (“DeStefano”) for a $50,000 note payable and $26,981 for payments made on behalf of the Company. Subsequently, Mr. DeStefano advanced $1,285 to the Company. During the three months ended November 30, 2016 the Company satisfied these obligations. DeStefano had voting control of the Company from June 2014 (see Note 10) to October 24, 2016 (when the Company purchased from DeStefano the 1,000,000 shares of Preferred Stock for $33,735) through his ownership of the 1,000,000 shares of Voting Preferred Stock issued and outstanding (equivalent to 50,000,000 votes).

For the three months ended November 30, 2016, consulting fees paid to former related parties consists of a total of $15,000 paid to the two then directors of the Company and $10,000 paid to an entity controlled by DeStefano.

Commencing March 2017, the Company has been using office space provided by an affiliate of UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at a monthly rent of 22,100 Hong Kong Dollars (approximately $2,816 at the May 31, 2018 exchange rate) per month. For expediency reasons, the Company also uses bank accounts in the name of UBI Hong Kong to collect cash receipts and expend cash disbursements relating to Company operations. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

In the nine months ended May 31, 2018, Tony Liu, chief executive officer of the Company, advanced or paid a total of $1,047,943 of expenditures on behalf of the Company. As of May 31, 2018, the total amount due to Tony Liu was $1,555,341. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. $24,024 and $52,869 interest expense was accrued for the three and nine months ended May 31, 2018, respectively. As of May 31, 2018, accrued interest amounted to $63,201. The advances and related accrued interest are due on demand.

NOTE 9 - PROVISION FOR INCOME TAXES

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

As of May 31, 2018, and August 31, 2017, the Company had net operating loss carry forwards of approximately $2,500,000 and $1,444,000, respectively, as follows:

Tax Jurisdiction	May 31, 2018	August 31, 2017
United States	$1,225,000	$1,126,000
Hong Kong	947,000	2,000
China (UBI Shenzhen)	328,000	316,000
Total	$2,500,000	$1,444,000

United States net operating losses prior to 2018 may be carried forward to reduce future years taxable income for 20 years; United States net operating losses after 2017 may be carried forward indefinitely. Hong Kong net operating losses may be carried forward indefinitely. China net operating losses may be carried forward for 5 years. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization has not been determined likely to occur. Also, due to the change in control, there are annual limitations on future United States net operating loss carry forward deductions.

At May 31, 2018 and August 31, 2017, deferred tax assets consisted of:

	May 31, 2018	August 31, 2017
Net operating loss carry forwards	$495,505	$473,511
Valuation allowance	(495,505)	(473,511)
Deferred tax assets - net	$-	$-

As a result of the tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our United States net operating loss carryforward (and the valuation allowance thereon) by approximately $166,000 on December 31, 2017.

All tax years remain subject to examination by the respective tax authorities.

NOTE 10 - NOTES PAYABLE – Former Related Party

On April 4, 2014, the Company issued a One-year Promissory Note (“the Note”) in the amount of $50,000 to Mark DeStefano (“DeStefano) (see Note 8). The Note bore interest at 12% percent per annum with interest due each month. In the event that interest was not paid within three days from the time it was due the Note was to be considered in default and was to be fully due and payable. Additional consideration for the Note included the Chief Executive Officer of the Company giving the note holder his voting proxy for all of the shares he held with the exception of voting on a tender offer or a sale of the Company’s assets. As of May 8, 2014, the Note was in default.

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

NOTE 11 – OTHER INCOME AND EXPENSE

During the three months ended November 30, 2016, the Company settled a bank overdraft of $942 for $370. This settlement resulted in income of $572.

On January 27, 2017, the Company entered into a Settlement Agreement with a former landlord satisfying a $35,868 accrued liability for $4,100. This settlement, along with an arrangement with another vendor, resulted in other income of $47,003.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Hong Kong Polytechnic University Project

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK$3,018,750 (approximately $385,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” (“the HKPU Project”) to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK $3,018,750 (approximately $385,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement (which occurred on January 5, 2018). UBI Hong Kong, owned and controlled by Tony Liu, is the largest shareholder of UBI Blockchain Internet, Ltd., (Delaware). Although the Company does not own or control UBI Hong Kong, UBI Hong Kong, our principal stockholder, entered into an Assignment Agreement with UBI Delaware on May 1, 2018, whereby UBI Hong Kong assigned all of its rights, plans, ideas, tangible assets, intangible assets and intellectual property under the HKPU Project agreement to UBI Delaware, in order for UBI Delaware to commercialize the technology being developed. The project is expected to be completed by November 14, 2019. In a series of two payments made by UBI Hong Kong on January 12, 2018 and January 16, 2018, UBI Hong Kong paid its first installment of a total of HK$561,198 (approximately $71,000) to HKPU. On February 1, 2018, HKSAR paid its first installment of HK $561,198 (approximately $71,000) to HKPU. At this point, the project is progressing on track, and the parties believe the established budget will be sufficient to complete the project.

The agreement also provides for UBI Hong Kong to pay the remaining HK $2,457,552 (approximately $314,000) of its installments as follows: HK $687,934 (approximately $88,000) by April 1, 2018; HK$687,934 (approximately $88,000) by October 1, 2018; HK $687,934 (approximately $88,000) by April 1, 2019 and HK$393,750 (approximately $50,000) within three months of the completion of the HKPU Project. On May 11, 2018, UBI Hong Kong paid HKPU a second installment of HK $643,647 (approximately $82,000). On May 24, 2018, HKSAR also paid HKPU a second installment of HK $643,647 (approximately $82,000). While UBI Hong Kong does not have the financial wherewithal to pay current installments under the agreement as due, Tony Liu has personally agreed and been able to provide funding as necessary for both operations of the Company and obligations due under the agreement.

The agreement also provides for the HKSAR to pay the remaining HK $2,457,522 (approximately $314,000) of its installments periodically within 30 days after the acceptance by the Commissioner of Innovation and Technology (“CIT”), an agency of the HKSAR, of certain Progress Reports to be submitted periodically by HKPU. The agreement provides that HKPU should provide CIT the first written Progress Report in a format acceptable to CIT covering from the Commencement Date to August 31, 2018 to be submitted on or before September 30, 2018. While no written Progress Reports have yet been required or provided to CIT, periodic telephone conversations with CIT have occurred between CIT, HKPU, and the Company from time to time concerning HKPU Project’s progress. The agreement imposes no penalties on UBI Hong Kong should it fail to make any of its installment contributions except that HKSAR principally has the right to cease their installment contributions if UBI Hong Kong fails to make its installment contributions. HKSAR may terminate the agreement if UBI Hong Kong fails to make any of its installment contributions. Further, if any of the parties are in breach of the terms of the agreement or fail in a material way to progress in accordance with the Project Proposal, HKPU shall on demand by the government pay to the Government an amount equivalent to the funds or portion thereof released for the Project.

Project Summary

The goal of this project is to provide a comprehensive solution to the worldwide problem of counterfeit medicines. Leveraging latest techniques the team want to develop a low-cost, scalable, secure system for: (1) Manufacturers to record necessary data of the drugs during their production and transportation; (2) Distributors to trace the drugs; (3) Auditors to inspect all data; and finally (4) Consumers to verify the authenticity of the purchased product. This platform will provide suppliers of food and drug products a safety control system to determine if there was a break in the supply chain. It will identify if a product was substituted with a counterfeit or inferior product. It will help suppliers of perishable food products, reduce spoilage by tracking food shipments in the supply chain to the final consumer.

In February 2018, UBI Hong Kong performed a test at the offices of Guangxi Houde Mega Health Enterprise (“Guangxi”), a medical products company, of the e-commerce “alpha” platform (using simulated test data provided by Guangxi). Guangxi is owned 70% by Star Bright International Enterprise Ltd. Star Bright is a stockholder offering 5,000,000 resale Class C common shares in this registration statement. The test identified some technical issues that need to be addressed; the team is currently preparing for a second test, the second test, originally scheduled for June 2018, will not be scheduled until the team believes the test will be successful. The e-commerce platform will provide a digital shared accounting ledger that would make it possible to trace back a product to the very origin of the raw material used.

Once a working model of a platform is successfully operational, the Company plans to license the technology to larger food and drug third party customers, in which case the licensee can use it in accordance with the license agreement; and the Company also intends to provide the technology, when commercial ready, to third party suppliers as a paid service.

The agreement provides that the equipment acquired from the HKPU Project will belong to HKPU, who is also identified as the Beneficiary of the grant for the project and is required to provide CIT with interim and a final accounting for the proceeds of the grant as well as monies advanced by UBI Hong Kong whether the project is successful or not. While HKPU, as the Beneficiary, is provided discretion on how income arising from the intellectual property rights from the Project Materials (including among other things computer software/programs, technical materials, models, documents and materials compiled developed, produced or created by or on behalf of the Beneficiary – the “platform”) and Project Result is to be allocated, UBI Hong Kong is the sole and absolute beneficial owner (has title to) of all of the intellectual property rights which would include the platform if successfully completed under the project.

While HKPU receives full legal and equitable title and interest in any and all of the equipment procured by the Beneficiary, the agreement does not discuss whether HKPU can discontinue its own performance in the event that either HKSAR or UBI Hong Kong fail to make the required payments. However, without funding no one would expect that HKPU would be obligated to continue its performance.

The agreement also has a provision whereby the HKSAR can terminate the grant under certain conditions. These conditions include, among other things, ethical misuse of funds received under the grant or violations of other requirements under the grant. This would include UBI Hong Kong’s failure to meet its general financial obligations as due or go into liquidation. In the event of termination, the HKSAR has the right to suspend payment under the grant or require that amounts previously paid by it be refundable under the grant.

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

The Company plans to commercialize our blockchain technology, by selling suppliers of food and drug products a blockchain technology platform to track the shipping of their products from it source to the final consumer with tamper-resistant digital records that replaces the current related shipping paperwork. There are two ways we plan to commercialize the technology: 1) to license the technology to third parties, in which case the licensee can use it in accordance with the license agreement; and 2) UBI to provide the technology to third party suppliers (the supplier will pay for each use). The goal is to license our blockchain technology to streamline record-keeping for the food and drug supply chain. We also plan to provide blockchain technology, when commercial ready, to suppliers as a paid service. Our goal is to design a blockchain tracking system that eliminates counterfeit drug products being substituted in the supply chain. And, with regards to food products where lost or delayed shipments causes perishable goods lying in wait to spoil, our blockchain tracking is being designed to help expedite and monitor physical transportation. It is management’s goal to have this technology ready for commercialization soon after the fiscal year ending August 31, 2019.

Management believes that blockchain technology along with the capabilities of tamper resistance products can help bring about new safety standards for the health industry. This makes blockchain technology worthy of our research and investment. It is for this reason management made a decision then to establish a company to research and develop blockchain technology. In order to achieve its goals, management is working to design a product tracking system, where every step a product takes in its supply chain is recorded, time-stamped and monitored to protect the integrity of the product(s) being shipped from it source to the final consumer. This is being accomplished by tracing the movement of the product from its origin to its final consumer. Utilizing blockchain technology, every time the product moves, its location is recorded and time-stamped, and a shared accounting ledger can be reviewed to determine if there was a break in the supply chain, to see if the product was substituted with a counterfeit or inferior product.

UBI’s business strategy is to incorporate the research and application of blockchain technology, Internet of Things (“IoT”), pharmaceutical and food products, which together, we refer to as IBSH platform. We have hired professional and technical personnel to develop a working platform. With the development and research on the platform, we plan to build a blockchain based safety control system, tentatively named “UBI Security Shield”, with its first application to be used for food and drug safety

Lease Commitments

In September 2017, UBI Shenzhen entered into two lease agreements for office space in Shenzhen China. The first lease provides for monthly rent of RMB 12,353, or approximately $1,928 per month, and expires September 2020. The second lease provides for monthly rent of RMB 8,964, or approximately $1,399 per month, and expires September 2019.

As of May 31, 2018, the future minimum lease payments under non-cancelable operating leases were:

Three months ending August 31, 2018	$9,981
Year ending August 31, 2019	39,924
Year ending August 31, 2020	24,535
Year ending August 31, 2021	1,928
Total	$76,368

For the three and nine months ended May 31, 2018, total rent expense was $25,359 and $65,049, respectively.

Right of Rescission Contingency

The offer and sale of the 25,000,000 Class C Common Shares for the acquisition of UBI Shenzhen may have been in violation of the rules and regulations under the Securities Act and the interpretations of the SEC. The possible violation involves whether the Company conducted a public offering without providing the former UBI Shenzhen shareholders with a registration statement declared effective by the SEC. If a violation of the Section 5 of the Securities Act did in fact occur, anyone who acquired Class C Common Shares at a price based on an evaluation of $0.20 per share would have a right to rescind the purchase. The Securities Act generally requires that any claim brought for a violation of Section 5 of the Securities Act be brought within one year of the violation. If all the shareholders who acquired Class C Common Shares for their exchange in the ownership of UBI Shenzhen demanded rescission within that one-year period, we would be obligated to repay approximately $5,000,000.

In the opinion of management and company counsel, the likelihood of any of the former UBI Shenzhen shareholders making a claim for a violation of Section 5 of the Securities Act is remote because the effected shareholders are all Chinese citizens who have a close knit relationship with each other and who all voted in favor of the Company’s acquisition of UBI Shenzhen. None of these effected shareholders have made any claim to date and the one year period that they have to bring a claim expires August 29, 2018.

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

Company History

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

On August 29, 2017, the Company acquired 100% ownership of UBI Shenzhen Cross Border E-commerce Co., Ltd. (“UBI Shenzhen”), formerly Shenzhen Nova E-commerce, Ltd., (“Nova”) a private Shenzhen Chinese corporation in exchange for 25,000,000 unregistered restricted Class C common shares. UBI Shenzhen has yet to generate any revenues, and management does not expect UBI Shenzhen will generate any revenues for the next few months, until such time as the Company actively markets its website. In the meantime, in order for UBI Shenzhen to begin its business operations, UBI Shenzhen will be selling third party products. In the future, management plans to develop its own products for sale. UBI Shenzhen became a wholly owned subsidiary of the Company. It was a management decision to acquire UBI Shenzhen for primarily two business reasons: 1) as a separate subsidiary, once UBI Shenzhen is fully operational, management anticipates it should generate revenues and profit for the Company; and 2) this acquisition provides a test model to utilize the blockchain technology the Company is developing to track drug products sold by UBI Shenzhen. As a test model, this will allow the Company to see if the products sold through its website are substituted with counterfeit products before they reach the final consumer. In other words, products sold through a third party consumer will be tracked using the Company’s blockchain technology to see if there is a break in the supply chain. This will take place once the Company develops its blockchain digital tracking system.The Company will be able to monitor UBI Shenzhen shipments to the final consumer, to determine if there has been any tampering with shipment in the supply chain.

When UBI was first formed, management established a goal and mission to solve the safety and quality issues of food and drugs using blockchain technology. This has been an on-going problem, especially in China. For a number of years, management has observed, first-hand, the rampant counterfeit and inferior quality problems in the Chinese health industry, where food and drugs constitute the majority of products. Counterfeit food and drug products are very common in the Chinese market.

Management is working to develop a blockchain tracking system to detect if counterfeit products are substituted in the supply chain. Management desires that its technology is ready for commercialization soon after the twelve months ending August 31, 2019. This technology would include: (1) A tracking record system to monitor drugs during their production and transportation stages; (2) A method to inspect and review all tracking data; and (3) The ability for consumers to verify the authenticity of the purchased product. If these systems can be successfully developed they will provide suppliers of food and drug products and the final consumers a tracking system to monitor if there was a break in the supply chain. By being able to identify if a product was substituted with a counterfeit or inferior product in the supply chain, the manufacturer, supplies and final consumers benefit. This can be especially useful for suppliers of perishable food products, to reduce spoilage by tracking food shipments in the supply chain to the final consumer.

Commercialization

We plan to commercialize our blockchain technology, by selling suppliers of food and drug products a blockchain technology platform to track the shipping of their products from it source to the final consumer with tamper-resistant digital records that replaces the current related shipping paperwork. There are two ways we plan to commercialize the technology: 1) to license the technology to third parties, in which case the licensee can use it in accordance with the license agreement; and 2) UBI to provide the technology to third party suppliers (the supplier will pay for each use). The goal is to license our blockchain technology to streamline record-keeping for the food and drug supply chain. We also plan to provide blockchain technology, when commercial ready, to suppliers as a paid service. Our goal is to design a blockchain tracking system that eliminates counterfeit drug products being substituted in the supply chain. And, with regards to food products where lost or delayed shipments causes perishable goods lying in wait to spoil, our blockchain tracking is being designed to help expedite and monitor physical transportation. It is management’s goal to have this technology ready for commercialization soon after the fiscal year ending August 31, 2019.

Management believes that blockchain technology along with the capabilities of tamper resistance products can help bring about new safety standards for the health industry. This makes blockchain technology worthy of our research and investment. It is for this reason management made a decision then to establish a company to research and develop blockchain technology. In order to achieve its goals, management is working to design a product tracking system, where every step a product takes in its supply chain is recorded, time-stamped and monitored to protect the integrity of the product(s) being shipped from its source to the final consumer.

Shenzhen Nova E-commerce, Ltd. (formerly known as “NOVA,” now known as “UBI Shenzhen”)

On May 16, 2017, the Board of Directors of the Company ratified and approved an Acquisition Agreement with Shenzhen Nova E-commerce, Ltd., (“UBI Shenzhen”) formerly known as NOVA, a private Shenzhen Chinese corporation. Under the terms of the Agreement UBI acquired 100% ownership of UBI Shenzhen in exchange for 25,000,000 unregistered restricted Class C common shares by UBI. With the UBI Shenzhen ownership completed, the former 130 UBI Shenzhen shareholders received UBI Class C common shares based on their pro-rata ownership of UBI Shenzhen. With the NOVA acquisition completed and the name of the permit holder changed to UBI, UBI Shenzhen became a 100% owned subsidiary of UBI.

The shareholders of UBI Shenzhen converted their ownership of UBI Shenzhen to UBIA’s Class C common shares. Following the conversion, UBI Shenzhen shares were canceled. In China, the conversion of shares requires the Chinese authorities to cancel UBI Shenzhen’s registered shares. On August 29, 2017, the Chinese government approved the acquisition of UBI Shenzhen. The Company issued a total of 25.000,000 shares of Class C common stock to shareholders of Shenzhen Nova E-commerce, Ltd. and their original UBI Shenzhen shares were cancelled by the Chinese government.

About Shenzhen Nova E-commerce, Ltd

Shenzhen Nova E-commerce Ltd. was incorporated on May 26, 2016 and plans to operate an online store in China selling a wide range of products including maternal and infant products, cosmetics, wine, household goods, digital and luxury products. On April 7, 2018, NOVA changed its name to UBI Shenzhen Cross Border E-Commerce Co., Ltd. (“UBI Shenzhen”). UBI Shenzhen’s website became operational in April 2017.

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

In April, 2017 Shenzhen Nova E-commerce wanted to begin its operations of an online store in China selling a wide range of products including maternal and infant products, cosmetics, wine, household goods, digital and luxury products, but was unable to begin its operations due to technical problems in processing transactions involving Chinese currency . UBI Shenzhen (formerly Nova) has yet to generate any revenues, and management does not expect UBI Shenzhen will generate any revenues for the next few months, until such time as the Company actively markets its website (www.hihealth8.com). And, there is a possibility that UBI Shenzhen will never generate any revenues.

On April 7, 2018, NOVA changed its name to UBI Shenzhen Cross Border E-Commerce Co., Ltd. (“UBI Shenzhen”). UBI Shenzhen is registered in Qianhai Free Trade Zone, China. Its business operation is its own e-commerce platform offering online retail service, via www.hihealth8.com. Its e-commerce platform is not part of our blockchain technology, but a platform to sell products on-line through the Company’s website. From its inception on May 26, 2016 through the present, UBI Shenzhen has been building its website and infrastructure. UBI Shenzhen commenced its pilot operation in May 2017.

It was a management decision to acquire UBI Shenzhen for primarily two business reasons: 1) as a separate subsidiary, once UBI Shenzhen is fully operational, management anticipates it should generate revenues and profit for the Company; and 2) this acquisition provides a test model to utilize the blockchain technology the Company is developing to track drug products sold by UBI Shenzhen. As a test model, this will allow the Company to see if the products sold through its website are substituted with counterfeit products before they reach the final consumer. In other words, products sold through a third party consumer will be tracked using the Company’s blockchain technology to see if there is a break in the supply chain. This will take place once the Company develops its blockchain digital tracking system. The Company will be able to monitor UBI Shenzhen shipments to the final consumer, to determine if there has been any tampering with shipment in the supply chain.

UBI Shenzhen’s original Chinese language website experienced a number of technical problems, especially dealing with Chinese currency. Management decided it would be more cost effective to establish a new website under the domain name. www.hihealth8.com. The website will allow people with Chinese currency who have a local Chinese bank account to purchase products through this website, where customers will be able to purchase products, including food, non-prescription medicine, skin care products etc. offered on the website. For the purpose of this Registration Statement, the website is not part of this Post-Effective Amendment, but referenced for informational purposes.

UBI Shenzhen sales will take place one of two ways. When a consumer clicks to buy product(s): (a) A third seller will sell and ship directly to the consumer and UBI Shenzhen will receive an agency fee; or (b) UBI Shenzhen will process the sale from its own inventory and ship and bill the consumer directly. These two ways methods will generate business through UBI Shenzhen. There is the possibility that the website might never generate any sales or revenue for the Company.

UBI Shenzhen employs two people principally involved in website related creation/maintenance activities. UBI Shenzhen’s expenses are being funded by loans from Tony Liu.

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

Grey Sheets

The suspension of trading eliminated our market makers and resulted in our stock placed on the grey sheets of the OTC markets. Prior to the suspension, our stock was listed on the OTC-QB. Broker-dealers are not willing or able to publicly quote grey sheets securities because of a lack of investor interest, company information availability or regulatory compliance. Grey sheet is an unsolicited market where securities do not have bid or ask quotations. The placement on grey sheets makes our stock more difficult to trade, dramatically reduces the liquidity of our stock and has a negative impact on our investors. Further, OTC Markets has blocked quotations for our securities, and they have labeled our Class A common stock as Caveat Emptor (Buyer Beware). Broker-dealers cannot publish or submit in a quotation medium to buy or sell our stock until they have complied with Exchange Act Rule 15c2-11. In the absence of a trading market or an inactive trading market, investors may be unable to liquidate their investment or make any profit from the investment. As such, our common stock is now on the grey sheets, this adversely effects the liquidity of the shares of common stock. Investors may be unable to liquidate their investment.

Hong Kong Government Grant

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK 3,018,750 (approximately $385,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” (“the HKPU Project”) to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK $3,018,750 (approximately $385,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement (which occurred on January 5, 2018). UBI Hong Kong, owned and controlled by Tony Liu, is the largest shareholder of UBI Blockchain Internet Ltd, (Delaware). Although we do not own or control UBI Hong Kong or have rights in the project or its intellectual property. UBI Hong Kong, our principal stockholder, on May 1, 2018 entered into an Assignment Agreement with UBI Delaware, whereby UBI Hong Kong assigned all of its rights, plans, ideas, tangible assets, intangible assets and intellectual property to UBI Delaware, in order for UBI Delaware to commercialize the technology being developed (See Exhibit 10.6). The project is expected to be completed by November 14, 2019. In a series of two payments made by UBI Hong Kong on January 12, 2018, and January 16, 2018, UBI Hong Kong paid its first installment of a total of HK $561,198 (approximately $71,000) to HKPU. On February 1, 2018, HKSAR paid its first installment of HK $561,198 (approximately $71,000) to HKPU. At this point, the project is progressing on track, and the parties believe the established budget will be sufficient to complete the project.

The agreement also provides for UBI Hong Kong to pay the remaining HK $2,457,552 (approximately $314,000) of its installments as follows: HK$687,934 (approximately $88,000) by April 1, 2018; HK $687,934 (approximately $88,000) by October 1, 2018; HK $687,934 (approximately $88,000) by April 1, 2019 and HK$393,750 (approximately $50,000) within three months of the completion of the HKPU Project. While UBI Hong Kong does not have the financial wherewithal to pay current installments under the agreement as due, Tony Liu has personally agreed and been able to provide funding as necessary for both operations of the Company and obligations due under the agreement. On May 11, 2018 (see Note 12), UBI Hong Kong paid HKPU a second installment of HK $643,647 (approximately $82,000). On May 24, 2018 (see Note 12), HKSAR also paid HKPU a second installment of HK $643,647 (approximately $82,000).

The agreement also provides for the HKSAR to pay the remaining HK $2,457,522 (approximately $314,000) of its installments periodically within 30 days after the acceptance by the Commissioner of Innovation and Technology (“CIT”), an agency of the HKSAR, of certain Progress Reports to be submitted periodically by HKPU. The agreement provides that HKPU should provide CIT the first written Progress Report in a format acceptable to CIT covering from the Commencement Date to August 31, 2018 to be submitted on or before September 30, 2018. While no written Progress Reports have yet been required or provided to CIT, periodic telephone conversations with CIT have occurred between CIT, HKPU, and the Company from time to time concerning HKPU Project’s progress. The agreement imposes no penalties on UBI Hong Kong should it fail to make any of its installment contributions except that HKSAR principally has the right to cease their installment contributions if UBI Hong Kong fails to make its installment contributions. HKSAR may terminate the agreement if UBI Hong Kong fails to make any of its installment contributions. Further, if any of the parties are in breach of the terms of the agreement or fail in a material way to progress in accordance with the Project Proposal, The Hong Kong Polytechnic University shall on demand by the Government pay to the Government an amount equivalent to the funds or portion thereof released for the Project.

Project Summary

The goal of this project is to provide a comprehensive solution to the worldwide problem of counterfeit medicines. Leveraging latest techniques the team want to develop a low-cost, scalable, secure system for: (1) Manufacturers to record necessary data of the drugs during their production and transportation; (2) Distributors to trace the drugs; (3) Auditors to inspect all data; and finally (4) Consumers to verify the authenticity of the purchased product. This platform will provide suppliers of food and drug products a safety control system to determine if there was a break in the supply chain. It will identify if a product was substituted with a counterfeit or inferior product. It will help suppliers of perishable food products, reduce spoilage by tracking food shipments in the supply chain to the final consumer. The safety control system is be designed to prevent unforeseen conditions from occurring. It will be integrated into our technology to help us determine if there has been a break in our tracking systems. It is being developed with HKPU and is required for the completion of this project.

In February 2018, UBI Hong Kong performed a test at the offices of Guangxi Houde Mega Health Enterprise (“Guangxi”), a medical products company, of the e-commerce “alpha” platform (using simulated test data provided by Guangxi). Guangxi is owned 70% by Star Bright International Enterprise Ltd. Star Bright is a stockholder offering 5,000,000 resale Class C common shares in this registration statement. The test identified some technical issues that need to be addressed; the team is currently preparing for a second test. The second test, originally scheduled for June 2018, will not be scheduled until the team believes the test will be successful. The e-commerce platform will provide a digital shared accounting ledger that would make it possible to trace back a product to the very origin of the raw material used.

Once a working model of a platform is successfully operational, the Company intends to license the software to larger food and drug third party customers.

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

While HKPU receives full legal and equitable title and interest in any and all of the equipment procured by the Beneficiary, the agreement does not discuss whether HKPU can discontinue its own performance in the event the either HKSAR or UBI Hong Kong fail to make the required payments. However, without funding no one would expect that HKPU would be obligated to continue its performance.

The agreement also has a provision whereby the HKSAR can terminate the grant under certain conditions. These conditions include, among other things, ethical misuse of funds received under the grant or violations of other requirements under the grant. This would include UBI Hong Kong’s failure to meet its general financial obligations as due or go into liquidation. In the event of termination, the HKSAR has the right to suspend payment under the grant or require that amounts previously paid by it be refundable under the grant.

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

Employees

We have 18 full-time employees and we engage the services of 44 non-employee contractors. Within our workforce, 8 employees are engaged in product development and 10 employees are engaged in business development, finance, human resources, facilities, information technology and general management and administration. We expect the number of full time employees to rise to more than 25 by the end of September, 2018. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Property

The Company owns no real property. Our administrative offices are located at: SmartSpace 3F, Level 9, Unit 908, 100 Cyberport Rd., Hong Kong, People’s Republic of China., telephone: (212) 372-8836. The Company has been using this Hong Kong office space provided by UBI Blockchain Internet, LTD. (a Hong Kong Company) (“UBI Hong Kong”) at a cost to the Company equal to UBI Hong Kong’s monthly rent of 22,100 Hong Kong Dollars (approximately $2,816 at the May 31, 2018 exchange rate). UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock, 6,000,000 shares of the Company’s Class B common stock; and 40,000,000 shares of the Company’s C common stock.

Results of Operations

Three Months Ended May 31, 2018 Compared to Three Months Ended May 31, 2017

Revenues

During the three-month period ended May 31, 2018 and 2017, the Company had no revenues.

Expenses

For the three months ended May 31, 2018, the Company had total operating expenses of $574,931 as compared to $668,669, a decrease of $93,738, or 14% in 2017. For the three months ended May 31, 2018, operating expenses consisted of employee compensation of $180,980 (including stock-based compensation of $0), consulting fees of $185,000 (stock-based compensation of $185,000), depreciation and amortization of $6,697, professional fees of $61,280, rent expense of $25,359, research and development expenditure of $86,717 and other operating expenses of $28,898. For the three months ended May 31, 2017, the Company’s operating expenses consisted of: employee compensation of $190,701 (including stock-based compensation of $72,500), consulting fees of $409,167, which was stock-based compensation, depreciation and amortization of $318, professional fees of $53,652 and other operating expenses of $14,831. The decrease in operating expenses resulted from the $296,667 decrease in stock-based compensation from $481,667 in 2017 to $185,000 in 2018, offset by the $202,929 increase in non stock-based operating expenses from $187,002 in 2017 to $389,931 in 2018. The increase in non stock-based operating expenses was due primarily to (1) $101,770 UBI Shenzhen operating expenses incurred in the three months ended May 31, 2018, and (2) the incurrence of $82,035 of research and development expenses in 2018 relating to the Hong Kong Polytechnic University Project which started in January 2018.

On May 11, 2018, UBI Hong Kong paid HKPU a second installment of HK $643,647 (approximately $82,000) for the HKPU project. The first payment of HK$ 561,198 (approximately $71,779) was made on January 16, 2018. The Company charged these payments as research and development expenses. The Company will continue to charge future HKPU project payments as R&D expense until such time as a “technologically feasible” working model of the platform has been successfully produced.

For the three months ended May 31, 2018, the interest expense accrued for loans from Tony Liu was $24,024. For the three months ended May 31, 2017, there was no interest accrued for loans from Tony Liu.

Net Loss

For the three months ended May 31, 2018, the Company had a net loss of $599,112 or $(0.01) per share of Class A, Class B, and Class C common stock and compared to a loss of $668,669 or $(0.01) per share of Class A, Class B, and Class C common stock for the same period last year.

Nine Months Ended May 31, 2018 Compared to Nine Months Ended May 31, 2017

Revenues

During the nine-month period ended May 31, 2018 and 2017, the Company had no revenues.

Expenses

For the nine months ended May 31, 2018, the Company had total operating expenses of $2,453,529 as compared to $1,170,660 in 2017. For the nine months ended May 31, 2018, operating expenses consisted of employee compensation of $641,036 (including stock-based compensation of $96,668), consulting fees of $1,023,383 (stock-based compensation of $1,018,333), depreciation and amortization of $11,021, professional fees of $454,152 (stock-based compensation of $335,872), rent expense of $65,049, research and development expenditure of $158,496 and other operating expenses of $100,392. For the nine months ended May 31, 2017, the Company’s operating expenses consisted of: employee compensation of $370,270 (including stock-based compensation of $120,833), consulting fees of $665,834 (stock-based compensation of $640,834), depreciation and amortization of $318, professional fees of $93,168 and other operating expenses of $41,070. The $1,282,869 increase in operating expenses resulted from the $689,206 increase in stock-based compensation from $761,667 in 2017 to $1,450,873 in 2018 and the $593,663 increase in non stock-based operating expenses from $408,993 in 2017 to $1,002,656 in 2018. The increase in non stock-based operating expenses was due primarily to (1) $268,427 UBI Shenzhen operating expenses incurred in the nine months ended May 31,2018, (2) the incurrence of $153,814 of research and development expenses in 2018 relating to the Hong Kong Polytechnic University Project which started in January 2018 and, (3) the $157,315 increase in UBI Hong Kong employee compensation in 2018.

On May 11, 2018, UBI Hong Kong paid HKPU a second installment of HK $643,647 ($82,035) for the HKPU project. The first payment of HK$ 561,198 ($71,779) was made on January 16, 2018. The Company charged these payments as research and development expenses. The Company will continue to charge future HKPU project payments as R&D expense until such time as a “technologically feasible” working model of the platform has been successfully produced

For the nine months ended May 31, 2018, the interest expense accrued for loans from Tony Liu was $52,869.

For the nine months ended May 31, 2017, the Company had a gain of $47,003 from settlement of accounts payable and accrued liabilities and a gain of $572 from settlement of a bank overdraft.

Net Loss

For the nine months ended May 31, 2018, the Company had a net loss of $2,506,613 or $(0.02) per share of Class A, Class B, and Class C common stock and compared to a loss of $1,123,085 or $(0.03) per share of Class A, Class B, and Class C common stock for the same period last year.

Going Concern

At May 31, 2018, the Company had cash of $55,245 and current liabilities of $1,732,425. For the nine months ended May 31, 2018, the Company incurred a net loss of $2,506,613. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of May 31, 2018, the Company had total assets of $893,818 consisting of cash $55,245, inventory of $25,025, prepaid stock-based compensation of $678,333, deposit and prepaid expenses of $3.691, office equipment of $20,729 and intangible assets of $110,795 and total liabilities of $1,732,425.

The Company has not generated any income as of May 31, 2018. The working capital was provided by a major shareholder of the Company. The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from services and product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered or the products have been delivered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through May 31, 2018 and concluded that they will not have a material effect on future financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of May 31, 2018.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended May 31, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on 10-K for the fiscal year ended August 31, 2017 and the discussion in Item 2 of Part I above, under “Liquidity and Capital Resources.” Additionally see Risk Factors set forth in the Form 10 Information disclosed in the Company’s Amended Current Report in Form 8-K/A filed in the Commission on November 17, 2017 and the Post Effective Amendment No. 5 to Form S-1 Filed with the Commission on July 2, 2018.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

The Company filed a Registration Statement on Form S-1, that registered 20,582,000 of our Class A Common Stock, par value $0.001, and 51,700,000 shares of our Class C Common Stock, par value $0.001. The Registration became effective on December 22, 2017. After the stock suspension Notice was issued, the Commission asked the Company to file a Post-Effective Amendment to disclose the stock suspension and its ramifications. The Company filed a Post-Effective Amendment No. 1 on February 5, 2018, Post-Effective Amendment No. 2 on April 4, 2018, Post-Effective Amendment No. 3 on April 19, 2018, Post-Effective Amendment No. 4 on May 15, 2018, and Post-Effective Amendment No. 5 on July 2, 2018.

Item 6 — Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at May 31, 2018 (Unaudited) and August 31, 2017 (Audited).

(2) Unaudited Statements of Operations for the three and nine-month periods ended May 31, 2018 and 2017.

(3) Unaudited Statements of Cash Flows for the nine month periods ended May 31, 2018 and 2017.

(4) Notes to the financial statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBI Blockchain Internet, Ltd. Registrant

Date: July 15, 2018	By:	/s/ Tony Liu
	Name:	Tony Liu
Principal Executive Officer

Date: July 15, 2018	By:	/s/ Chan Cheung
	Name:	Chan Cheung
Principal Accounting Officer

