Form 10-K
period 2018-08-31
UBI Blockchain Internet LTD-DE
filed 2018-12-07
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2018

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

(Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[X]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock, the Class A shares, held by non-affiliates (based upon the last sale price of the Class A shares reported on the OTCQB as of the last business day of the registrant’s most recently completed second fiscal quarter (February 28, 2018), was $3,835,421.

As of December 6, 2018, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,550,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

In this Annual Report on Form 10-K references to “UBI Blockchain Internet Ltd.,” “JA Energy,” “UBI Blockchain Internet, Ltd., formerly known as JA Energy,” “UBI,” “the Company”, “we,” “us,” and “our” refer to UBI Blockchain Internet Ltd.

PART I

Item 1. Business

Corporate History

The Company was incorporated in Nevada on August 26, 2010, under the name “JA Energy,” as a subsidiary of Reshoot Production Company, a Nevada corporation, incorporated October 31, 2007. In May, 2011, Reshoot Production Company spun off the Company to its shareholders.

From August 2010 to May 2014 the Company was in the business of designing a suite of modular, self-contained, fully automated, climate controlled units for distributed production of energy. While some of these products were proven to be technologically viable, none were ever developed to the point where they were ready for introduction to the marketplace.

In October 2014, pursuant to the terms of an Irrevocable Asset and Liability Exchange Agreement, dated as of October 15, 2014, by and among the Company, James Lusk, Mark DeStefano and T.J. Jesky, the Company transferred all of its assets and liabilities to its wholly owned subsidiary, Peak Energy Holdings, a Nevada corporation (“Peak”) and Peak issued to the Company’s shareholders, one share of Peak common stock for each share of common stock owned in the Company and one share of Peak preferred stock for each share of preferred stock owned in the Company (the “Spin-Off”). Following the Spin-Off, Peak operated as an independent entity separate from the Company with new management. The Spin-Off allowed the Company to explore new business opportunities without the burden of the assets and liabilities on the corporate books.

In September 2016, the Company established its headquarters in Hong Kong, and issued 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares, and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, LTD (“UBI Hong Kong”), in exchange for $200,000. UBI Hong Kong is beneficially owned and controlled by Tony Liu our CEO and as a result of the transaction UBI Hong Kong and Tony Liu became controlling shareholders of the Company. Thereafter, the Company’s business focus was dedicated to the application of the blockchain technology to safety issues arising out of counterfeit and inferior substitute products and services in the Chinese health industry.

On November 21, 2016, the Company changed its corporate name from JA Energy (“JA”) to UBI Blockchain Internet, LTD, and changed its state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion about which the Company adopted a new certificate of incorporation under the laws of the State of Delaware after UBI acquired a controlling equity in JA and this transaction was treated as a reverse merger for accounting purposes.

Acquisition of UBI Shenzhen Cross Border E-commerce Co., formerly, Shenzhen Nova Cross-Border E-commerce, Ltd. (“UBI Shenzhen”)

On May 16, 2017, the Board of Directors of the Company ratified and approved an Acquisition Agreement between the Company and UBI Shenzhen. Under the terms of the Agreement, UBI acquired 100% ownership of UBI Shenzhen in exchange for the issuance to UBI Shenzhen’s shareholders of 25,000,000 shares of UBI unregistered restricted Class C common stock. Upon completion of the acquisition, UBI Shenzhen became a 100% owned subsidiary of UBI.

About UBI Shenzhen

UBI Shenzhen was formed as a private Shenzhen Chinese company on May 26, 2016, under the name Nova Cross-Border E-Commerce, and operates an online store in China selling a wide range of products including maternal and infant products, cosmetics, wine, household goods, digital and luxury products via its Oya Mall, a cross-border e-commerce platform. This website entered into operation in April, 2017.

In April 2018, UBI Shenzhen changed its name from Shenzhen Nova Cross-Border E-commerce, Ltd. to UBI Shenzhen Cross Border E-commerce Co. UBI Shenzhen is registered in Qianhai Free Trade Zone, China. The website changed its name from www.oyamall.com to www.hihealth8.com in April 2018. On September 1, 2018, the website became operational as a marketplace for customers can buy products including, food, non-prescription medicine, skin care products, etc.

UBI Shenzhen’s operations include, but are not limited to:

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

Overview

UBI Blockchain Internet is a company focused on research & development and application of blockchain technology, including the combination of Internet of Things (“IoT”) and other high-tech technologies to health industry issues prevalent in China.

UBI’s business focus on blockchain technology is based on management’s persistent exploration and pursuit of solutions to prevent and eliminate the health industry issues prevalent in China, i.e. the safety issues of products and services caused by counterfeits and inferior substitutes resulting in harm to human lives. Entering the 21st century, with the rise of technology innovation and progress, especially with the emergence of the blockchain technology, our management determined that an opportunity was available to discover and apply blockchain based solutions to the problem of safety and counterfeits in health products and services.

UBI has established a dedicated R&D team, developed in cooperation with the Hong Kong Polytechnic University (HKPU), and has obtained approval from the Hong Kong government for the blockchain project, titled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System”, coded as “UIM/331”. Information related to this project is publicly available on Hong Kong Special Administration Region (“HKSAR”)’s official website at http://itf.gov.hk/l-eng/Prj-eng/Prj_Search_Index.asp. At the same time, UBI cooperates with blockchain experts and technical teams from Germany, India and other countries and regions, committed to the development of blockchain and its application in health industry.

On August 15-16, 2018, UBI together with other founders and sponsors, organized a Global Blockchain Cooperation Alliance Forum at the Company’s Hong Kong Cyberport headquarters. More than 200 people who are blockchain experts, scholars, lawyers, financiers and entrepreneurs, from universities, research institutes, and media from over 20 countries and regions attended the event. UBI introduced and demonstrated the results of its blockchain development and application at the conference, and proposed the concept “2018, the genesis of applied blockchain technology.”

UBI is optimistic about blockchain technology because blockchain is an innovative form of combination of computer skills such as distributed data storage, point-to-point transmission, consistent mechanisms, and encryption algorithms. Owing to its unique characteristics such as being traceable and modification resistant, decentralized and open transparent. Blockchain technology can be used to effectively address the safety and quality issues of products and services in the health industry. Monitored by the technology, the factitious factors are eliminated. The integration of Internet of Things “IoT”, Virtual Reality “VR”, Augmented Reality “AR”, Artificial Intelligence “AI”, and other technologies will greatly improve the application level and effectiveness.

The UBI blockchain system is based on the Ethereum framework and adopts the consortium blockchain (as defined below). This is the first generation and the first product of UBI as well. In early September 2018, the product was introduced to the market for promotion. UBI defines the consortium blockchain as follows: 1. Important product quality data must be stored in the blockchain to ensure its traceability and resistance to modification; 2. Only authorized organizations or individual are allowed to enter product data in the blockchain (characteristics of private chain); 3. Block Data in the blockchain is completely open and accessible to the public (characteristics of public chain). 4. Smart contracts are widely used in application scenarios.

UBI has developed a plan dedicated to the long-term development and application of blockchain technology to the Chinese health care industry. The Company’s goal is to reshape the trust system and innovate the business model for the Chinese health care industry by building the UBI blockchain based Global Health Chain system. This goal has three important parts: the first one is Kang-Chain Network, which will be an internet-based blockchain network capable of worldwide coverage, which we believe will enable connections through the internet between natural persons, medical institutions, and providers of health products and health services. We may also describe it as a value oriented or trust internet, to differentiate it from the current information internet. A trust system, service concept, and value orientation can be built for the safeguard of human lives and health quality from the perspective of super technology and cutting-edge thinking. We believe this future model for health differentiates itself from the current health practice in that it is built on trust and safeguard to provide a professional, targeted, flexible, easy to use, peer to peer, group to group, and safe health world that is writable and readable. We believe that the Kang-Chain Network will connect everyone, regardless the location in the world, to have all one’s needs of health satisfied. We believe that the Kang-Chain Network has the potential to entirely change the health world as it is known to us today. The second part consists of the Kang-Kang-Chain Cloud, which will fundamentally change people’s fear for and concerns about “clouds”. What is more important is that it will protect data privacy with clustered blockchain technology, so as to truly realize the data safety, privacy, permit based share, value, and socialization. Disconnected, and fragmented health data can be active and integrated with a humane premise, hence making it possible a human shared wealth to serve the human health. Kang Chain Cloud establishes a convenient cloud storage, a private safe, and information exchange of health data and information for individuals. The third part is Kang-Chain Community. Exchange and transactions between people used to be simple. However, along with the emergence of residual value, the trust between people started to disappear. People have worked hard to find a mechanism to get the lost trust back. People did not realize that the mechanism they were looking for had deviated from their original intention until today. Peer to peer is forthright and simple. This is exactly one of the essential characteristics of the blockchain technology, and the one that makes the disruption of reality and return to the nature possible. UBI believes the peer to peer business model will replace the current ones, and will work as a catalyst for the new communities and new business models. This also reflects the social progress and development, as well as the new normal of the shared demand, shared value, shared interest, and mutual reliance. The satisfaction between supply and demand featuring the exchange of peer to peer, group to group, and zero distance will naturally make the cost of exchange down to zero, value and speed maximized, and trusted. The innovative Kang Chain Community will be the highlight of the UBI global public health chain. Kang Chain Community is a commercial community formed out of an innovative model based on Kang Chain Network, and Kang Chain Cloud. This is a voluntary consumer community of the new era built on mutual understanding and trusting with their common needs and shared values.

Industry Trends

Blockchain techniques have shown considerable adaptability in recent years, as various market sectors have sought to find ways of incorporating capabilities into their operations. Especially since 2014, the blockchain began to be applied in the industry and commerce, and the blockchain application has entered a new era in 2018. Previously, the blockchain was mainly applied in the cryptocurrency, which kind of replaced the blockchain to mainly serve the financial industry. However, as the governments of various countries strengthen the supervision of virtual currency, the cryptocurrency circle will be restricted, and the blockchain will play an increasingly important role in industrial applications. Blockchain technology will be widely applied in the future in the fields of finance, medical health, games, copyright, sharing economy, social contact, cloud computing and other fields or industries. It will subvert today’s thinking and social models in many ways.

Application based on blockchain technology

Our management plans to focus its blockchain business on the health industry in China, and give priority to food and pharmaceuticals safety by providing effective technical systems, to prevent counterfeit foods and pharmaceuticals. With the development of blockchain technology, we can trace the entire process of food or pharmaceuticals in an all-round way in the integration of technology clusters such as IoT, VR, AR, AI, and robotics to provide manufacturers and consumers with the maximum symmetrical information exchange throughout the whole manufacturing and logistics process.

We are now in the early stages of blockchain technology, but we believe we have a good understanding of the framework design, the transition between the health industry language and the IT language, and the combination between the blockchain & the IoT and food & pharmaceutical technologies. We believe we are in a leading position and destined to have a bright future of blockchain technology.

Healthcare market

Our management believes that with the improvement of people’s living standards and the growing health awareness, the era of comprehensive health care has arrived. Following the article “Health China 2030” published by China government, we came to further understanding that healthcare, genetic testing, cell storage, precise health management, personal health data storage and analysis are increasingly recognized by humans and will become rigid demands. Traditional health care methods are being subverted. In 2015, “Health in China” was upgraded to China’s national strategy; in 2016, China launched the “Precision Medical Plan” with genetic testing technology as the main means; in 2016,“Health in China Outline 2030” plans to invest 60 billion yuan; in “The Development Plan for Emerging Industries of 2017”, genetic technology is included in National Document No. 1. In the United States, more than 5 million people receive genetic testing every year, creating a profit of 3 billion US dollars; Japan proposed the National Health Plan as early as in 1988 and nowadays the Japanese’s average life expectancy has reached 84 years old. Everybody needs health management. It is estimated that the market scale of China’s health industry will exceed 10 trillion yuan by 2020, according to China National Statistics Bureau.

Opportunities

Blockchain and the IoT are technologies that affect the future and are important ways and means to ensure the safety of health products and health services in the health market. UBI is the first company to enter this market. Being the first one of applying blockchain technology in the health industry will help the company position and develop itself in this field. The access in this market is of high criteria and cost. The ideas and beliefs of the UBI team make us optimistic about the future.

In conclusion, we believe that the global health market has the potential to be huge, not only because it has tremendous market dividends formed by resources that people continuously invest, but also because this market is related to human life and wellness, directly affecting the quality of human life and happiness. Therefore, we will seize the emerging technology of blockchain and the market opportunities at this particular stage, from the perspective of interests as well as the responsibility for human life and wellness, striving for the safety of food and pharmaceuticals and the safety of health services.

Our Strategy

UBI will firmly and persistently dedicate itself in research, development, application and promotion of the blockchain technology to the health industry in China. We believe that this disruptive technology will profoundly affect the next ten years or even longer and will, in our opinion, benefit all humanity in the health industry. Our mission is to reshape the trust system and innovate the business model with blockchain technology. We will promote the wide application of blockchain technology in the entity industry and commerce, to explore further of the blockchain beyond its characteristics of value transfer.

Our growth strategy depends to a large extent on our ability to bring the products and technical service to potential customers in target markets. We plan to initially target the China market and gradually expand to Europe, the United States and the other countries and regions.

In order to achieve the company’s strategy, UBI has made a market development plan:

●	By the end of 2018, the Company will further improve the development and promotion of the consortium blockchain product.

●	Starting from 2019, the company will develop the “UBI Global Health Public Chain” with full efforts. Our strategic position and product deployment consists of “Kang-Chain Net”, “Kang-Chain Cloud” and “Kang-Chain Community” to create and provide comprehensive security services plan for human health. This plan is to be completed in three years.

●	By the end of 2021, it will be fully promoted and applied.

Competitive Advantages

1. Excellent technical team

In its early stage of development, UBI has been cooperating with Hong Kong Polytechnic University (HKPU) and received support from the HKSAR. In this context, a joint effort in research and development participated by enterprises, universities and governments was formed with a competitive advantage. At the same time, we work closely with international blockchain experts and technical teams. We have brought together the advantages of technology and talent.

2. Innovate blockchain application system and products through independent design and development.

The initial design of our blockchain system has firmly grasped the food and drug safety issue, an industry pain point that are widely concerned. The technicians and enterprise personnel cooperated to make analysis and design, optimize various frameworks and solutions from the perspective of the industry chain and supply chain, and has created a unique blockchain traceability system for safety purpose — consortium blockchain product. Meanwhile, we are deploying the UBI global health chain global system based on UBI blockchain technology world widely, in order to create Kang-Chain product group.

3. We have reliable resources in China’s health industry.

In China, UBI’s management has rich experience and resources in the health industry, which can be used for scientific research and development, raw material production bases and other industrial chains. The company’s management is also familiar with the international pharmaceutical market and the food market.

4. A good management team.

Our management, technical team and consulting team are the leading talents and professionals in their fields. They pursue high quality work. They are smart, responsible, charitable and gifted with vision and innovation spirit.

Target Market

Our current target market is China, where we believe food and pharmaceuticals safety has become a major challenge. Counterfeit food and pharmaceuticals are very common in China, due to natural and man-made factors. Although the safety of food and pharmaceuticals is closely linked to the vital wellness of hundreds of millions of people, we believe that the laws and regulations governing food and pharmaceutical safety in China are not perfect or complete and may not be strictly enforced in many occasions. The occurrence of poison capsule events, vaccine incident, ginkgo leaf, licorice tablets and other major drug dealing and counterfeiting cases, have had serious affects on people’s physical and mental health.

Sources of Income and Pricing

UBI plans to develop a series of blockchain technology based products, such as private blockchain, consortium blockchain and public blockchain which are developed based on different application scenarios and market demands, and as well as the technical system platform. The company generates revenue and profits by providing services and effective products to potential target customers. The price will be determined by the market supply and demand. After initial promotion and marketing, the company’s products and services may have an impact on the existing healthcare industry. Looking ahead, emerging technologies will lead new trends in the health care industry, law enforcement, privacy protection, food and pharmaceuticals safety. UBI will produce good profit by providing specific blockchain solutions and systematic services.

Sales and Marketing

In the future, we will mainly market UBI blockchain system and products through online and offline store. Marketing will also be promoted through cross-border e-commerce platforms. Conference marketing and professional channel marketing will be utilized. Our products and designs also consider the overall needs of human beings and will be tailor-made for some clients. Currently, we are paying attention to the development, formation and demands of China’s “One Belt, One Road” infrastructure initiative.

UBI management believe that UBI’s Global Health Public Blockchain will be our flagship product. On this public blockchain, we not only provide services for health institutions, enterprises, hospitals, etc., but more importantly, our health public blockchain network will connect various communities. In this case, peer-to-peer non-centralized marketing will be realized, which will make marketing faster and lower in cost. Meanwhile, enterprises and consumers can establish a common value on consuming. It will also enable individuals in the community to establish their own health data leger on the public chain, so they can effectively and safely manage their own health data, and become the true manager of their own health. Health data can be used for individuals to improve their own health, and can also be managed to create economic and social benefits through data analysis and appropriate use based on consented and shared value built among community members.

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

Employees

We have 18 full-time employees and we engage the services 47 non-employee contractors. Within our workforce, 8 employees are engaged in product and business development and 10 employees are engaged in finance, human resources, facilities, information technology and general management and administration. We expect the number of full-time employees to rise to about 26 by the end of December 2018. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to our company and our business, including those risk factors contained in our most recent Registration Statement on Form S-1, as amended. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

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

Our financial statements included with this Annual Report for the year ended August 31, 2018, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended August 31, 2018. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds from additional loans made to us by Tony Liu, our CEO or through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE TO US.

We have prepared audited financial statements for the fiscal year ended August 31, 2018. For the period from inception (August 26, 2010) through the year end for August 31, 2018, we experienced an accumulated deficit of $9,447,792. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we run out of cash reserves, we would be forced to cease operations.

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

We have limited financial resources. As of August 31, 2018, we had cash of $23,434, inventory of $23,448, current portion of prepaid stock-based salaries and consulting fees of $493,333, deposit and prepaid expenses of $18,093, office equipment valued at $9,359, and intangible assets of $127,037 for total assets of $694,704. Our current burn rate is approximately $120,000 per month. Based on our current burn rate, we will run out of funds immediately without additional capital. If we fail to raise sufficient funds to keep our business operational, investors may lose their entire cash investment. There is no assurance that we can raise funding or that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations.

THE NATURE OF OUR OPERATIONS ARE HIGHLY SPECULATIVE.

The success of our plan of operation depends on our ability to develop and commercialize our blockchain based services and products and other related technologies.” Our business model is not yet established in the industry and we will have to convince our customers to use our products and services.

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

If potential users within the target markets do not widely adopt OUR BLOCKCHAIN TECHNOLOGY or UBI fails to achieve and sustain sufficient market acceptance, we will not generate sufficient revenue, IF ANY, and our growth prospects, financial condition and results of operations WILL BE MATERIALLY ADVERSELY AFFECTED.

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

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find qualified employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

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

As of August 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

We will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $25,000 and $30,000 for our fiscal years ending in 2019 and 2020, respectively. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

Our success depends on the skills, experience and performance of Tony Liu, our Chief Executive Officer, and other key employees. The individual and collective efforts of these employees will be important as we continue to develop and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. We do not have any employment agreements in place for our executive officers; the existence of an employment agreement does not guarantee the retention of the executive officer for any period of time.

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

UBI Blockchain Internet LTD, a hong Kong Company, AND TONY LIU control 99.1% OF THE TOTAL VOTING POWER OF OUR CAPITAL STOCK, allowING them to control the Company.

As of August 31, 2018, UBI Blockchain Internet Ltd., a Hong Kong company (“UBI Hong Kong”), beneficially owned by Tony Liu, our CEO, and Tony Liu controlled approximately 99.1% of the total voting power of our outstanding capital stock. As a result, UBI Blockchain Internet LTD and Tony Liu have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Certificate of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, the future prospect of sales of significant amounts of shares held by UBI Hong Kong or Tony Liu could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder’s investments in the Company may decrease. UBI Hong Kong’s and Tony Liu’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price

Our Common Stock is or may become subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

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

If our existing controlling stockholder sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 31, 2018, we have 30,799,046 Class A Common Shares issued and outstanding. If in the future, he decides to sell his shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

We have authorized and unissued shares OF Class A, B and C COMMON stock that may be issued in the future, which would dilute your ownership in the Company.

Our authorized capital stock currently consists of 2,000,000,000 shares of common stock, $0.001 par value per share. The Company’s shares structure currently consists of 1,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of Class C common stock. As of August 31, 2018 there are 30,799,046 shares of our Class A Common Stock issued and outstanding; 6,000,000 shares of our Class B Common Stock issued and outstanding; and 73,550,000 shares of our Class C Common Stock issued and outstanding. The Board of Directors has a great deal of discretion, in the future, to issue more shares in each Class, without shareholder approval. The issuance of more shares of any Class would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company owns no real property. Our administrative offices are located at: SmartSpace 3F, Level 9, Unit 908, 100 Cyberport Rd., Hong Kong, People’s Republic of China., telephone: (212) 372-8836. The Company has been using this Hong Kong office space provided by UBI Blockchain Internet, LTD. (a Hong Kong Company) at the Hong Kong Company’s cost. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock, Tony Liu, beneficial owner of the Hong Kong Company owns 6,000,000 shares of the Company’s Class B common stock; and 40,000,000 shares of the Company’s C common stock.

Item 3. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s Class A Common Stock, par value $0.001 per share, is quoted on the OTCQB under the symbol: UBIA. The Company’s Class B and Class C Common Stock are not quoted.

There has been limited trading of the Company’s Class A Common Stock and there can be no assurances given that a market will ever develop for the Company’s Class A Common Stock.

The following table sets forth the range of high and low trading price information for the Class A Common Stock during the quarterly periods indicated.

Year ended August 31, 2018	High	Low
First Quarter	$13.00	$4.00
Second Quarter	$115.00	$1.00
Third Quarter	$4.90	$3.00
Fourth Quarter	$13.90	$4.46

Year ended August 31, 2017	High	Low
First Quarter	$0.53	$0.53
Second Quarter	$7.00	$0.55
Third Quarter	$42.40	$1.88
Fourth Quarter	$15.50	$4.75

(b) Holders of Common Stock

As of November 28, 2018, there were approximately 144 holders of record of our Class A Common Stock, 1 holder of record of our Class B Common Stock and 192 holders of record of our Class C Common Stock.

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

(e) Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the period covered by the Annual Report on Form 10-K.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2018 or August 31, 2017.

DESCRIPTION OF SECURITIES

Our authorized capital stock currently consists of 2,000,000,000 shares of common stock, $0.001 par value per share. The Company’s shares structure currently consists of 1,000,000,000 authorized shares of Class A Common Stock, 500,000,000 authorized shares of Class B Common Stock and 500,000,000 authorized shares of Class C Common Stock. As of August 31, 2018, there are 30,799,046 shares of our Class A Common Stock issued and outstanding; 6,000,000 shares of our Class B Common Stock issued and outstanding; and 73,550,000 shares of our Class C Common Stock issued and outstanding.

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

Company Background

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

Results of Operations

For the Year Ended August 31, 2018 Compared to the Year Ended August 31, 2017

Revenues

During the year ended August 31, 2018 and 2017, the Company had no revenues.

Expenses

	August 31, 2018	August 31, 2017	$Change	%Change
Operating Expenses:
Employee compensation (including stock-based compensation of$96,668 and $120,833, respectively)	834,430	463,782	370,648	80%
Consulting fees (including stock-based compensation of$1,233,333 and $1,173,334, respectively)	1,238,383	1,198,334	40,049	3%
Professional fees (including stock-based compensation of $335,872 and $0, respectively)	467,575	98,677	368,898	374%
Depreciation and amortization	22,022	1,610	20,412	1,268%
Occupancy	86,604	13,953	72,651	521%
Research and development	153,870	-	153,870	-
Other G&A expenses	218,598	50,723	167,875	331%
Total Operating Expenses	3,021,473	1,827,079	1,194,394	65%

For the year ended August 31, 2018, the Company had total operating expenses of $3,021,473 as compared to $1,827,079 in 2017, an increase of $1,194,394, or 65%. For the year ended August 31, 2018, operating expenses consisted of employee compensation of $834,430 (including stock-based compensation of $96,668), consulting fees of $1,238,383 (including stock-based compensation of $1,233,333), professional fees of $467,575 (including stock based compensation of $335,872), rent expense of $86,604, research and development expenditure of $153,870 and other general and administrative expenses of $218,589. For the year ended August 31, 2017, the Company’s operating expenses consisted of employee compensation of $463,782 (including stock-based compensation of $120,833), consulting fees of $1,198,334 (including stock-based compensation $1,173,334), professional fees of $98,677, rent of $13,953 and other general and administrative expenses of $50,723. The increase in operating expenses resulted from the Company’s effort to develop Blockchain technology-based applications.

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

For the year ended August 31, 2018, the interest expense accrued for loan from Tony Liu was $82,672.

For the year ended August 31, 2017, the interest expense accrued for loan from Tony Liu was $9,663.

Net Loss

For the year ended August 31, 2018, the Company had a net loss of $ 3,104,366 or $(0.03) per share of Class A, Class B, and Class C Common Stock and compared to a loss of $1,789,167 or $(0.02) per share of Class A, Class B, and Class C Common Stock for the same period last year.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At August 31, 2018, the Company had cash of $23,434 and current liabilities of $2,075,004. For the year ended August 31, 2018, the Company incurred a net loss of $3,104,366.

The Company’s ability to continue as a going concern is contingent upon the support of shareholders, the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s services, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no plan to ensure that any such activities will generate funds for operation other than shareholders’ support. However, Tony Liu, as the largest shareholder of the Company, has been making personal loans to support our operations, and promising to continue making such loans available for our operation. This source of funding has provided our operations with essential assurance. Nevertheless, as the Company is entering new phases of development, the Company will need multi-sources of funding. The Company is planning to seek capital raise from the public or private sources. Our financial report has not covered potential adjustment of funding due to uncertainties arising thereof.

These conditions raise concerns about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

Liquidity and Capital Resources

As of August 31, 2018, the Company has total assets of $694,704 consisting of cash $23,434, inventory of $23,448, prepaid stock-based compensation of $493,333, deposit and prepaid expenses of $18,093, office equipment of $9,359 and capitalized intangible assets of $127,037 and total liabilities of $2,075,004.

The Company has not generated any income as of August 31, 2018. The working capital was provided by a major shareholder of the Company. The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. Without additional capital, the Company’s going concern would be restricted. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of UBI Blockchain Internet Ltd. and its wholly owned subsidiary UBI Shenzhen Cross Border E-Commerce Co., Ltd, (“UBI Shenzhen”), formerly Shenzhen Nova E-commerce, Ltd. from the date of acquisition of UBI Shenzhen on August 29, 2017 (see Note 4). All intercompany balances and transactions have been eliminated in consolidation.

Earnings per Share

The basic earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the weighted average number of Class A, Class B and Class C common shares issued and outstanding during the period. The diluted earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the diluted weighted average number of Class A, Class B and Class C shares outstanding during the period. The diluted weighted average number of Class A, Class B and Class C shares outstanding is the basic weighted average number of Class A, Class B, and Class C shares adjusted as of the first day of the period for any potentially dilutive debt or equity (none for the periods presented).

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Of the $23,434 cash at August 31, 2018, $23,270 was held in foreign bank accounts not insured by FDIC.

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

Intangible Assets

Intangible assets, including website development costs, software acquired to be marketed, and office software, are carried at cost less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated economic lives of the respective assets (5 years for website development costs and 5 years for the software acquired to be marketed and the office software).

Foreign Currency Translation

The reporting currency and functional currency of the Company is the United States Dollar.

The functional currency of UBI Shenzhen is the Chinese Renminbi (“RMB”). Assets and liabilities of UBI Shenzhen are translated into United States dollars at period-end exchange rates ($1.00 = 6.8375 RMB at August 31, 2018 and $1.00=6.5876 RMB at August 31, 2017). UBI Shenzhen revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 6.5202 RMB for the year ended August 31, 2018 and $1.00=6.5920 RMB for the year ended August 31, 2017). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency (principally the Hong Kong Dollar) are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant for the years ended August 31, 2018 and 2017 were reflected in income.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of ASC 825-10-65, “Financial Instruments – Transition and Open Effective Date Information”. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimate presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges. The carrying amounts reported in the consolidated balance sheets for cash and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Fair Value Measurements

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosure “(ASC 820) in measuring fair value and in disclosing fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (ASC 820-10-35), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participant. Fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model.

ASC 820-10-35 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1 Inputs – Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 Inputs – Level inputs are inputs other than quoted prices included within level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in market that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is release publicly; (c) Inputs other than quoted prices that are observable for the asset or liability and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs – Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstance, which might include internally generated data and assumptions being used to price the asset or liability.

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

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

The Company follows ASC topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock issued to consultants and other non-employees. In accordance with ASC Topic 505-50, the stock issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the stock, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to expense over the period during which services are rendered.

Year end

The Company’s fiscal year-end is August 31.

Related Parties

Related parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

Recent Accounting Pronouncements

Our management has evaluated the impact of Accounting Standards Updates (“ASUs”), and concluded that ASUs may have impacts on our future financial reports.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU 2014-09. The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. We are presently studying the impact of ASU 2014-09 on our future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were effective. The reason we believe our disclosure and control process effective is described in the following section “Management’s Report on Internal Control over Financial Reporting”.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control-Integrated Framework (2013).” Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2018.

As of August 31, 2018, in accordance with the financial and taxation rules of the jurisdiction, especially the requirements of SEC and OTC-QB, the company has established and completed its financial management and supervisory bodies. In the company’s board, there are independent directors who are responsible for the internal control and auditing of the company’s financial management process on behalf of the board.

With the development and growth of the company, the management believes that strengthening financial management is the top priority. In particular, we should seek to optimize the organizational structure.

We have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will represent the board to undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the measures described above will further strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or complete, certain of the measures described above.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In August 2018, the Company entered into a development agreement, by and among the Company, Heilongjiang Province TongFangZhuoXin Brewing Co., Ltd. (the “Brewing Company”) and Global Blockchain Cooperation Alliance, dated August 26, 2018 (the “Brewing Company Agreement”). Pursuant to the terms of the Brewing Company Agreement, the Company agreed to provide to the Brewing Company blockchain based technology and software for the management of the Brewing Company’s manufacturing process. In exchange for the services and technology provided by the Company, the Brewing Company agreed to pay to the Company a total of RMB 7,000,000 (approximately $1,023,766), which is payable over the term of the Brewing Company Agreement in a series of milestone payments. The Company received the initial payment of RMB 400,000 (approximately $58,501) on September 30, 2018. The balance is payable in a series of 8 payments ranging from RMB 300,000 (approximately $43,876) to RMB 1,500,000 (approximately $219,378) from time to time as each milestone is completed over a period of 27 months, with the final payment being due on or before December 31, 2020. Any disputes between the parties are to be submitted to the Beijing International Arbitration Center. The Brewing Company Agreement provides for a breach penalty in an amount equal to 5% of the contract amount in the event that either party defaults in its obligations pursuant to the Brewing Company Agreement.

In August 2018, the Company entered into a development agreement, by and between the Company and Harbin Madieer Hotel Group Co., Ltd. (the “Hotel Group”), dated August 26, 2018 (the “Hotel Group Agreement”). Pursuant to the terms of the Hotel Group Agreement, the Company agreed to provide to the Hotel Group a blockchain based system for hotel management. In exchange for the services and technology provided by the Company, the Hotel Group agreed to pay to the Company a total of RMB 1,000,000 (approximately $146,252) which is payable over the term of the Hotel Group Agreement in a series of milestone payments. The initial payment of RMB 400,000 (approximately $58,501) was due on or before September 2, 2018. The balance is payable in a series of 3 payments ranging from RMB 300,000 (approximately $43,876) to RMB 400,000 (approximately $58,501) from time to time as each milestone is completed, over a period of 11 months, with the final payment being due on or before July 31, 2019. Any disputes between the parties are to be submitted to the Beijing International Arbitration Agency or a People’s Court of the Hotel Group’s location. The Hotel Group Agreement provides for a breach penalty in an amount equal to 5% of the contract amount in the event that either party defaults in its obligations pursuant to the Hotel Group Agreement. To date, the Company has not received the initial payment of RMB 400,000 (approximately $58,501) due the Company by September 2, 2018 under the Hotel Group Agreement.

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

Name	Age	Position & Offices Held

Tony Liu	64	Chairman of the Board and CEO
Chan Cheung	61	CFO, Corporate Secretary
Jun Min	58	Director
Cosimo J. Patti	67	Independent Director

All of the above Directors and Officers were appointed to their positions on January 3, 2017.

Tony Liu, Chairman of the Board and CEO.

Mr. Tony Liu brings almost 50 years of management, extensive leadership, strategy, risk management and marketing experience to UBI. Mr. Liu served as a representative to the National People’s Congress in China, with his practical work experience in the Chinese community for many years. He has been Chairman of Hong Kong Silver Union Group Co., Ltd., since May, 2009. From 2001 - 2014 he was Chairman and Chief Executive Officer of American Oriental Bioengineering, Inc., a pharmaceutical company that produced and marketed prescription pharmaceutical products, over-the-counter pharmaceutical products and nutraceutical products. He is also a limited partner of Shenzhen Zhu Mao Investment Enterprise since July, 2015. Mr. Liu graduated with a major in Communications & Commands from Wuhan Communication College in 1986 and studied Integrated Marketing and Media at the University of Hong Kong in 2004. Mr. Liu studied in the Program of Sustainable Growth of Large Corporations sponsored by the School of Engineering and the School of Business at Stanford University. Mr. Liu passed the dissertation for his Doctor of Business Administration degree in September 2010 at Tarlac State University through a program jointly run by Beijing Normal University and Tarlac State University. This program is accredited by The Philippines Department of Education and China Department of Education.

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

Cosimo J. Patti, Independent Director

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

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board.

Code of Ethics

We do not currently have a written Code of Ethics applicable to our principal executive, financial and accounting officer.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the years ended August 31, 2018 and 2017, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2018-2017. Compensation information is shown for fiscal years 2018 and 2017.

UBI Blockchain Internet, Ltd., Summary Compensation Table

		Year
	Principal	Ending	Salary	Bonus	Awards	Compensation	Total
Name	Position	Aug 31,	($)	($)	($)	($)	($)

Tony Liu Appointed:		2018	150,952	0	0	0	150,952
January 3, 2017	CEO, Director	2017	25,721	0	0	0	25,721

Chan Cheung Appointed:		2018	70,151	0	0	0	70,151
January 3, 2017	CFO	2017	108,030	0	0	0	108,030

Barry Hall	CEO/CFO/Director	2017	0	0	0	0	0
Appointed: Aug 30, 2013 Resigned: Jan. 3, 2017

Frank Arnone	Secretary/Director	2017	0	0	0	0	0
Appointed: Apr 10, 2014 Resigned: Jan. 3, 2017

Board of Directors Compensation

Our board of directors consists of three members. There was no compensation paid to any of the Board members for the fiscal years ended August 31, 2018 and 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company’s Common Stock as of August 31, 2018, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. To the knowledge of the Company, each shareholder listed below possesses sole voting and investment power with respect to the shares indicated.

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

Security Ownership Table

Name of Beneficial Owner	Class A Common	Percent	Class B Common	Percent	Class C Common	Percent	Percent of Total Voting Power (1)
Named Executive Officers and Directors:
Tony Liu, CEO & Chairman (2)	30,000,000	97.4%	6,000,000	100%	40,000,000	54.4%	99.1%

Chan Cheung, CFO & Secretary (3)					100,000	0.1%

Jun Min, Director (4)

Cosimo J. Patti Director (5)					500,000	0.7%

All executive officers and directors as a group (4 persons)	30,000,000	97.4%	6,000,000	100%	40,600,000	55.2%	99.1%

(1) Percentage of total voting power represents voting power with respect to all shares of our Class A Common Stock (30,799,046 issued and outstanding) and Class B Voting stock (6,000,000 shares issued and outstanding), as a single class. The holder of our Class B Voting Stock are entitled to ten votes per share, and holders of our Class A Common Stock are entitled to one vote per share. The 6,000,000 Class B shares have voting rights equal to 60,000,000 common shares. Percentage of Total Voting Power is calculated based on an aggregate of 90,797,046 (30,797,046 Class A Common + 60,000,000 Class B Voting Common) shares issued and outstanding. There are 73,550,000 non-voting Class C shares issued and outstanding. Class C shares cannot be converted into Class A or Class B shares.

(2) Tony Liu, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People’s Republic of China. Tony Liu is the beneficial owner who exercises the sole voting and dispositive powers with respect to 30,000,000 Class A common shares, and has the ultimate voting control over the shares held in the name of UBI Blockchain Internet, LTD., a Hong Kong Company.

(3) Chan Cheung, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People’s Republic of China.

(4) Jun Min, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People’s Republic of China.

(5) Cosimo J. Patti, Smart-Space 3F, Level 9, Cyberport 3, 100 Cyberport Road, Hong Kong, People’s Republic of China.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Chairman and CEO, Tony Liu is also our primary shareholder. He controls 30,000,000 shares of our Class A Common Stock, representing 97.4% ownership of the Class; 6,000,000 shares of our Class B Common Stock, representing 100% ownership of the Class; and 40,000,000 shares of our Class C Common Stock, representing 54.4% of the Class.

The Company has been using Hong Kong office space provided by UBI Blockchain Internet, LTD. (a Hong Kong Company) at the Hong Kong Company’s cost. UBI Hong Kong is beneficially owned by Tony Liu, the Chairman and CEO of the Company.

In the year ended August 31, 2018, Tony Liu, chief executive officer of the Company, advanced or paid a total of $1,358,900 of expenditures on behalf of the Company. As of August 31, 2018, the total amount due to Tony Liu was $1,831,903. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. As of August 31, 2018, accrued interest amounted to $91,696. The advances and related accrued interest are due on demand.

Global Alliance Securities, LLC, 100 Wall Street, New York, NY 10005 has a long standing relationship with Mark DeStefano, the former debt holder of the Company. Mr. DeStefano asked Global Alliance Securities, LLC if they could help him find someone to pay off the debt the Company owed him in exchange for taking control of the Company. In September, 2016, Global Alliance Securities found a buyer in China. As a finder’s fee for finding a buyer, the Company paid Global Alliance a fee of $20,000. The fee was paid based on a long standing relationship; there was no written agreement between the parties. In August 2018, the Company issued 150,000 shares of its Class C Common Stock to Global Alliance for consulting services rendered.

Director Independence

The Company’s Board of Directors consists of the following directors: Tony Liu, Jun Min and Cosimo J. Patti. The Board of Directors has determined that one of its directors, Cosimo J. Patti is independent as defined by the NASDAQ Stock Market’s Marketplace Rules.

Item 14. Principal Accounting Fees and Services

Michael T. Studer CPA P.C. served as our principal independent public accountant for the years ended August 31, 2018 and August 31, 2017. The aggregate fees billed to us or incurred by us to Michael T. Studer CPA P.C. for the year ended August 31, 2018 and for the year ended August 31, 2017 are as follows:

	For Year Ended	For the Year Ended
	August 31, 2018	August 31, 2017
(1) Audit Fees (1)	$35,000	$35,000
(2) Audit-Related Fees	7,000	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our directors then make a determination to approve or disapprove the engagement our independent public accountant for the proposed services. In the fiscal years ending August 31, 2018 and 2017, all fees paid to our independent public accountants were unanimously pre-approved in accordance with this policy.

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

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

The financial statements for the years ended August 31, 2018 and August 31, 2017 commence on page F-1 of this Annual Report on Form 10-K.

(b) Financial Statement Schedules

None.

(c) Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation		8-K		3.5	12/01/16

3.2	Amendment to Certificate of Incorporation		8-K		3.2	6/02/17

3.3	Amended and Restated By-Laws		8-K		3.7	8/24/2017

10.1	Indemnity Agreement		S-1/A			7/06/2017

10.2	Agreement among The Government of the Hong Kong Special Administration Region, UBI Blockchain Internet, a Hong Kong company and the Hong Kong Polytechnic University, dated November 14, 2017		P-AM		10.5	4/04/2017

10.3	Assignment Agreement between UBI Blockchain Internet, a Hong Kong company and UBI Blockchain Internet Ltd., a Delaware corporation		P-AM		10.6	5/15/2018

10.4	Terms of Loan Agreement between Tony Lui and UBI Blockchain Ltd, a Hong Kong company, and UBI Blockchain Ltd, a Delaware corporation

10.5	Contract of Developing Application of Blockchain Technology to Upgrade Full Industry Chain of Brewery by and among UBI Hong Kong Blockchain Internet Ltd, TongFangZhuoXin Brewing Co., Ltd. and Global Blockchain Cooperation Alliance, dated August 26, 2018	X

10.6	Contract to Implement International Management System for Madieer Hotel Group with the Application of the Blockchain Technology by and between UBI Hong Kong Blockchain Internet Ltd. and Harbin Madieer Hotel Group Co., Ltd., dated August 26, 2018	X

21.1	List of Subsidiaries		P-AM	21	12/21/2017

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

101	* The following materials from this Annual Report on Form 10-K for the year ended August 31, 2018, formatted in XBRL (eXtensible Business Reporting Language).

1) Balance Sheets at August 31, 2018 and August 31, 2017.

2) Statements of Operations for the years ended August 31, 2018 and August 31, 2017.

3) Statement of Stockholders’ Deficit for years ended August 31, 2018 and August 31, 2017

4) Statements of Cash Flows for the years ended years ending August 31, 2018 and August 31, 2017.

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

Item 16 Form 10-K Summary

None

34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UBI Blockchain Internet, Ltd.

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of UBI Blockchain Internet, Ltd. (the “Company”) as of August 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of UBI Blockchain Internet, Ltd. as of August 31, 2018 and 2017 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph – Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

December 5, 2018

I have served as the Company’s auditor since 2016.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Balance Sheets

	August 31, 2018	August 31, 2017

Assets

Current Assets
Cash	$23,434	$15,406
Inventory	23,448	-
Current portion of prepaid stock-based salaries and consulting fees	493,333	1,300,000
Deposit and prepaid expenses	18,093	-
Total Current Assets	558,308	1,315,406

Office equipment, net of accumulated depreciation	9,359	17,950

Other Assets
Non-current portion of prepaid stock-based salaries and consulting fees	-	493,333
Intangible assets, net of accumulated amortization	127,037	92,035

Total Other Assets	127,037	585,368

Total Assets	$694,704	$1,918,724

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$151,405	$71,425
Due to related party	1,923,599	514,081
Total current liabilities	2,075,004	585,506
Total liabilities	2,075,004	585,506

Stockholders’ Equity (Deficit):
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding as of August 31, 2018 and 2017, respectively	-	-
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,799,046 and 30,717,046 shares issued and outstanding as of August 31, 2018 and 2017, respectively	30,799	30,717
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 and 6,000,000 shares issued and outstanding as of August 31, 2018 and 2017, respectively	6,000	6,000
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 73,550,000 and 73,400,000 shares issued and outstanding as of August 31, 2018 and 2017, respectively	73,550	73,400
Additional paid in capital	7,841,571	7,475,931
Stock subscription payable	90,521	90,521
Accumulated other comprehensive income	25,051	75
Accumulated deficit	(9,447,792)	(6,343,426)
Total stockholders’ equity (deficit)	(1,380,300)	1,333,218

Total liabilities and Stockholders’ Equity (Deficit)	$694,704	$1,918,724

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Operations

For the Years Ended

	August 31, 2018	August 31, 2017

Revenue	$-	$-

Operating Expenses:
Employee compensation (including stock-based compensation of $96,668 and $120,833, respectively)	834,430	463,782
Consulting fees (including stock-based compensation of $1,233,333 and $1,173,334, respectively	1,238,383	1,198,334
Professional fees (including stock-based compensation of $335,872 and $0, respectively)	467,575	98,677
Research and development	153,870	-
Occupancy	86,604	13,953
Depreciation and amortization	22,022	1,610
Other	218,589	50,723
Total Operating Expenses	3,021,473	1,827,079

Loss from Operations	(3,021,473)	(1,827,079)

Other Income (Expenses)
Interest expense - related party	(82,672)	(9,663)
Loss on foreign currency exchange	(221)	-
Gain on settlement of accounts payable and accrued liabilities	-	47,003
Gain on settlement of bank overdraft	-	572
Total Other Income (Expenses) - net	(82,893)	37,912

Net Loss	(3,104,366)	(1,789,167)

Other comprehensive income (loss):
Foreign exchange translation adjustment	24,976	75
Comprehensive Loss	$(3,079,390)	$(1,789,092)

Net Loss per share of Class A, Class B, and Class C Common Stock
Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Class A, Class B, and Class C Common Shares
Basic and Diluted	110,192,717	76,849,922

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended August 31, 2018 and 2017

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Payable	Deficit	Income	Equity
Balance - August 31, 2016	100,000	$1,000	217,046	$217	-	$-	-	$-	$4,315,919	$90,521	$(4,554,259)	$-	$(146,602)
Class A, Class B, and Class C common stock agreed to be issued on September 15, 2016 for $200,000 cash (collected September 14, 2016 and October 11, 2016)	-	-	30,000,000	30,000	6,000,000	6,000	40,000,000	40,000	124,000	-	-	-	200,000
Finder’s fee paid regarding September 15, 2016 change in control agreement	-	-	-	-	-	-	-	-	(20,000)	-	-	-	(20,000)
Contributed capital collected October 11, 2016	-	-	-	-	-	-	-	-	17,500	-	-	-	17,500
Retirement of preferred stock - November 30, 2016	(100,000)	(1,000)	-	-	-	-	-	-	(32,735)	-	-	-	(33,735)
Class C common stock issued for stock based compensation - April 3, 2017	-	-	-	-	-	-	8,400,000	8,400	1,671,600	-	-	-	1,680,000
Class A common stock issued to a consultant - May 1, 2017	-	-	500,000	500	-	-	-	-	1,479,500	-	-	-	1,480,000
Class C common stock issued to stockholders of UBI Shenzhen - August 29, 2017	-	-	-	-	-	-	25,000,000	25,000	(79,853)	-	-	-	(54,853)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	75	75
Net loss for the year ended August 31, 2017	-	-	-	-	-	-	-	-	-		(1,789,167)	-	(1,789,167)
Balance - August 31, 2017	-	-	30,717,046	30,717	6,000,000	6,000	73,400,000	73,400	7,475,931	90,521	(6,343,426)	75	1,333,218
Class A common stock issued to four individuals associated with the Company’s former law firm - October 2, 2017	-	-	82,000	82	-	-	-	-	335,790	-	-	-	335,872
Class C common stock issued for consulting services - August 30, 2018	-	-	-	-	-	-	150,000	150	29,850	-	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	24,976	24,976
Net loss for the year ended August 31, 2018	-	-	-	-	-	-	-	-	-	-	(3,104,366)	-	(3,104,366)
Balance - August 31, 2018	-	-	30,799,046	$30,799	6,000,000	$6,000	73,550,000	$73,550	$7,841,571	$90,521	$(9,447,792)	$25,051	$(1,380,300)

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Consolidated Statements of Cash Flows

For the Years Ended

	August 31, 2018	August 31, 2017

Cash Flows from Operating Activities
Net Loss	$(3,104,366)	$(1,789,167)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	22,022	1,610
Stock-based compensation - employees	96,668	193,333
Stock-based compensation - consulting fees	1,233,333	1,173,334
Stock-based compensation professional fees	335,872	-
Gain on settlement of accounts payable and accrued liabilities	-	(47,003)
Gain on settlement of bank overdraft	-	(572)
Increase in inventory	(24,589)	-
Increase in deposit and prepaid expense	(18,973)	-
Increase in accounts payable and accrued liabilities	80,802	25,358
Increase in interest payable to related party	82,683	-
Increase (decrease) in bank overdraft	-	(630)
Net cash used by operating activities	(1,296,548)	(443,737)

Cash Flows from investing activities
Website and software development costs	(53,526)	-
Purchase of office equipment	(325)	(5,932)
Net cash used by investing activities	(53,851)	(5,932)

Cash Flows from financing activities
Advance from related party	1,358,900	378,216
Repayments to former related party	-	(26,981)
Repayment of note payable to former related party	-	(50,000)
Buyback of preferred stock	-	(33,735)
Proceeds from sale of common stock - net	-	180,000
Contributed capital	-	17,500
Net cash provided by financing activities	1,358,900	465,000

Effect of exchange rate on cash	(473)	75
Net Increase (Decrease) in Cash	8,028	15,406
Cash and cash equivalents at beginning of period	15,406	-
Cash and cash equivalents at end of period	$23,434	$15,406

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash Investing and Financing Activities:

Issuance of 8,400,000 shares of Class C common stock to 7 employees and 38 consultants on April 3, 2017 charged to prepaid stock-based salaries and consulting fees	$-	$1,680,000
Issuance of 500,000 shares of Class A common stock to consultant on May 1, 2017 charged to prepaid stock-based salaries and consulting fees	$-	$1,480,000
Issuance of 25,000,000 shares of Class C common stock to stockholders of UBI Shenzhen on August 29, 2017 reflected at carrying values of UBI Shenzhen’s assets and liabilities	$-	$(54,853)
Issuance of 82,000 shares of Class A common stock to four individuals associated with the Company’s law firm - October 2, 2017	$335,872	$-

Issuance of 150,000 shares of Class C common stock issued for consulting services - August 30, 2018	$30,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

UBI BLOCKCHAIN INTERNET LTD.

(FORMERLY JA ENERGY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2018 AND 2017

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

On September 15, 2016, the Company, with the approval of the Board of Directors agreed to issue 30,000,000 shares of unregistered restricted Class A Common Stock, 6,000,000 shares of unregistered restricted Class B Voting Common Stock, which carries a voting weight equal to ten (10) Common Shares, and 40,000,000 shares of unregistered restricted Class C Common Stock to UBI Blockchain Internet, LTD (“UBI Hong Kong”), a Hong Kong company, or assigns in exchange for $200,000. On September 26, 2016, pursuant to NRS 78.1955, the Board of Directors approved the filing of a Certificate of Designation with the Nevada Secretary of State to designate Class A, B and C common shares, par value $0.001. Concurrently with the filing of this Certificate of Designation, all Common Stock issued and outstanding became Class A Common Stock. Class B Common Stock carries a voting weight equal to ten (10) Common Shares. The Class B shares can be converted into fully paid and non-assessable Common Shares, on a one-to-one basis, at the option of the holder at any time upon written notice to the Company and its authorized transfer agent. Class C Common Stock has no voting or conversion rights.

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

On April 3, 2017, the Company issued a total of 8,400,000 shares of Class C common stock to a total of 45 contractor employees and nonemployees (see Note 7).

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

Current Company Operations

UBI Blockchain Internet Ltd. (“UBI Delaware”) was reincorporated in Delaware on November 21, 2016 for the purpose of entering into the blockchain technology business. UBI Blockchain Internet, Ltd (“UBI Hong Kong”) was organized in the Hong Kong Special Administrative Region (the “HKSAR”) in September 2016 to facilitate local financing participations. UBI Delaware opened a bank account at Abacus Federal Savings Bank in New York City. This bank account is funded by Tony Liu and is used to pay Company invoices from the U.S. UBI Hong Kong has a bank account at China Citic Bank International in Hong Kong, which is also funded by Tony Liu; this account makes disbursements relating to UBI Delaware operations in Hong Kong (such as payroll, rent, and other office expenses). UBI Hong Kong is owned and controlled by Tony Liu, CEO of UBI Delaware. UBI Hong Kong owns 30,000,000 (97%) of the 30,799,046 issued and outstanding shares of UBI Delaware Class A common stock at August 31, 2018. UBI Hong Kong has no other assets and no business operations of its own.

In December 2016, UBI Delaware engaged the services of 8 full time employees to principally work in its blockchain technology business. In January 2018, UBI Hong Kong executed an agreement with the HKSAR and The Hong Kong Polytechnic University to complete a project related to blockchain technology (see Note 12). Through August 31, 2018, UBI Delaware, UBI Hong Kong, and UBI Shenzhen did not receive or earn any revenues in its blockchain technology business.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At August 31, 2018, the Company had cash of $23,434 and current liabilities of $2,075,004. For the year ended August 31, 2018, the Company incurred a net loss of $3,104,366. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of UBI Blockchain Internet Ltd. and its wholly owned subsidiary UBI Shenzhen Cross Border E-Commerce Co., Ltd, (“UBI Shenzhen”), formerly Shenzhen Nova E-commerce, Ltd. (“Nova”) from the date of acquisition of Nova on August 29, 2017 (see Note 4). All intercompany balances and transactions have been eliminated in consolidation.

Earnings per Share

The basic earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the weighted average number of Class A, Class B and Class C common shares issued and outstanding during the period. The diluted earnings (loss) per share of Class A, Class B and Class C common stock is calculated by dividing the Company’s net income (loss) available to Class A, Class B and Class C common shareholders by the diluted weighted average number of Class A, Class B and Class C shares outstanding during the period. The diluted weighted average number of Class A, Class B and Class C shares outstanding is the basic weighted average number of Class A, Class B, and Class C shares adjusted as of the first day of the period for any potentially dilutive debt or equity (none for the periods presented).

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Of the $23,434 cash at August 31, 2018, $23,270 was held in foreign bank accounts not insured by FDIC.

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

Intangible Assets

Intangible assets, including website development costs, software acquired to be marketed, and office software, are carried at cost less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated economic lives of the respective assets (5 years for website development costs and 5 years for the software acquired to be marketed and the office software).

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

The functional currency of UBI Shenzhen is the Chinese Renminbi (“RMB”). Assets and liabilities of UBI Shenzhen are translated into United States dollars at period-end exchange rates ($1.00 = 6.8375 RMB at August 31, 2018 and $1.00 = 6.5876 RMB at August 31, 2017). UBI Shenzhen revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 6.5202 RMB for the year ended August 31, 2018 and $1.00 = 6.5920 RMB for the year ended August 31, 2017). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency (principally the Hong Kong Dollar) are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant for the years ended August 31, 2018 and 2017 were reflected in income.

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

The Company follows ASC topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock issued to consultants and other non-employees. In accordance with ASC Topic 505-50, the stock issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the stock, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to expense over the period during which services are rendered.

Year end

The Company’s fiscal year-end is August 31.

Related Parties

Related parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU 2014-09. The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. We are presently studying the impact of ASU 2014-09 on our future financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4 – ACQUISITION OF UBI SHENZHEN CROSS BORDER E-COMMERCE CO., LTD (FORMERLY SHENZHEN NOVA E-COMMERCE, LTD.)

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

The following proforma information (unaudited) summarizes the results of operations for the year ended August 31, 2017 as if UBI Shenzhen was acquired on May 26, 2016 (UBI Shenzhen’s date of inception). The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on May 26, 2016, not is it intended to project results of operations for any future period.

Year Ended August 31, 2017
(Unaudited)

Revenue	$-

Operating expenses:
Employee compensation (including stock - based compensation of $120,833)	563,725
Consulting fees (including stock - based compensation of $1,173,334)	1,198,334
Professional fees	98,667
Occupancy	85,188
Other	254,255
Total operating expenses	2,200,169
Loss from Operations	(2,200,169)
Other Income (expenses):
Gain on settlement of accounts payable and accrued liabilities	47,575
Interest expense - related party	(10,409)
Net Loss	$(2,163,003)
Net Loss per share of Class A, Class B, and Class C common stock - basic and diluted	$(0.02)
Weighted average number of Class A, Class B, and Class C Common Shares outstanding - basic and diluted	101,712,936

NOTE 5 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at August 31, 2018 and 2017 consist of:

	Fair value of stock issuance (Note 6)	Prepaid balance at August 31, 2018	Prepaid balance at August 31, 2017
1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective employees with a service term of one year expiring December 31, 2017	$290,000	$-	$96,667
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective consultants with a service term of one year expiring December 31, 2017	1,390,000	-	463,333
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 between UBI Delaware and the respective consultant with a service term of two years expiring April 30, 2019	1,480,000	493,333	1,233,333
Total	$3,160,000	493,333	1,793,333
Current portion		(493,333)	(1,300,000)
Non-current portion		$-	$493,333

At August 31, 2018, there was $493,333 of unrecognized compensation costs related to shares of Class A common stock issued to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. These costs are expected to be recognized as expense in the year ended August 31, 2019.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at August 31, 2018 and 2017 consist of:

	August 31, 2018	August 31, 2017
Website development costs	$93,952	$92,035
Accumulated amortization	(11,278)	-
Website development costs, net	82,674	92,035

Software acquired to be marketed	37,294	-
Accumulated amortization	-	-
Software acquired to be marketed, net	37,294	-

Office software	8,483	-
Accumulated amortization	(1,414)	-
Office software, net	7,069	-

Total intangible assets - net	$127,037	$92,035

At August 31, 2018, the expected future amortization expense of the intangible assets was:

Amount
Year ending August 31, 2019	$27,946
Year ending August 31, 2020	27,946
Year ending August 31, 2021	27,946
Year ending August 31, 2022	27,946
Year ending August 31, 2023	15,253
Total	$127,037

Website Development Costs

In January 2018, UBI Shenzhen changed the domain name for its website from www.oyamall.com to www.hihealth8.com. The change was made to, among other things, correct certain technical problems which we experienced in testing potential transactions involving Chinese currency. UBI Shenzhen’s website became operational on March 12, 2018.

UBI Shenzhen has yet to generate any revenues from its website. In order for UBI Shenzhen to begin its business operations, UBI Shenzhen will be selling third party products. In the future, management plans to develop its own products for sale. It was a management decision to acquire UBI Shenzhen for primarily two business reasons: 1) as a separate subsidiary, once UBI Shenzhen is fully operational, management anticipates it should generate revenues and profit for the Company; and 2) this acquisition provides a test model to utilize the blockchain technology the Company is developing to track drug products sold by UBI Shenzhen. As a test model, this will allow the Company to see if the products sold through its website are substituted with counterfeit products before they reach the final consumer. In other words, products sold through a third-party consumer will be tracked using the Company’s blockchain technology to see if there is a break in the supply chain. This will take place once the Company develops its blockchain digital tracking system. The Company will be able to monitor UBI Shenzhen shipments to the final consumer, to determine if there has been any tampering with shipments in the supply chain.

UBI Shenzhen employs two people principally involved in website related creation/maintenance activities. UBI Shenzhen’s expenses are being funded by loans from Tony Liu.

Software Acquired to be Marketed

On November 24, 2017, January 17, 2018 and March 15, 2018, UBI Shenzhen executed agreements with a third-party vendor to produce customized game software called Farmer Game for a total of RMB 285,000 ($41,682 using the August 31, 2018 exchange rate). UBI Shenzhen expects to use the Farmer Game to attract more visitors to its website and to potentially earn revenues from users’ use of game points to purchase products sold on the website. Farmer Game is expected to be introduced to website visitors in the near future.

Through August 31, 2018, UBI Shenzhen has paid the Farmer Game vendor a total of RMB 285,000 ($41,682), of which RMB 30,000 ($4,388) has been expensed and RMB 255,000 ($37,294) has been capitalized.

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

Starting in December 2016, the Company engaged the services of a total of 45 employees and non-employees to perform certain marketing, research and development and investor relations services. The related agreements, which were executed in March 2017, provided for the contractors to work for the Company for terms ranging from September 2016 to January 1, 2017 to December 31, 2017 for compensation including the issuance of a total of 8,400,000 shares of Class C common stock (which occurred April 3, 2017). Of the 8,400,000 shares, 5,000,000 shares were issued to Star Bright International Investment Enterprise Limited, 100,000 shares were issued to the Company’s chief financial officer and 500,000 shares were issued to an independent Director of the Company.

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and was expensed evenly over the year ended December 31, 2017 (see Note 5). For the year ended August 31, 2018, we recognized stock-based employee compensation of $96,668 and recognized stock-based consulting fees expense of $463,333 from these agreements. For the year ended August 31, 2017, we recognized stock-based employee compensation of $193,333 and recognized stock-based consulting fees expense of $926,667 from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and is being expensed evenly over the 2-year service period expiring April 30, 2019. For the year ended August 31, 2018, we recognized stock-based consulting fees expense of $740,000 from this agreement. For the year ended August 31, 2017, we recognized stock-based consulting fees expense of $246,667 from this agreement.

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

On March 31, 2018, the Company’s Board of Directors approved issuing 150,000 Class C common unregistered restricted shares to Global Alliance Securities for consulting services. 150,000 Class C common shares were issued on August 30, 2018. The $30,000 estimated fair value of the 150,000 shares of Class C common stock (using a price of $0.20 per share) was expensed in the three months ended August 31, 2018.

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

Commencing March 2017, the Company has been using office space provided by an affiliate of UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at a monthly rent of 22,100 Hong Kong Dollars (approximately $2,816 at the August 31, 2018 exchange rate) per month. For expediency reasons, the Company also uses bank accounts in the name of UBI Hong Kong to collect cash receipts and expend cash disbursements relating to Company operations. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

During the year ended August 31, 2018, Tony Liu, chief executive officer of the Company, advanced or paid a total of $1,358,900 of expenditures on behalf of the Company. As of August 31, 2018, the total amount due to Tony Liu was $1,831,903. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. $82,672 and $9,663 interest expense was accrued for the years ended August 31, 2018 and 2017, respectively. As of August 31, 2018, accrued interest amounted to $91,696. The advances and related accrued interest are due on demand.

Included in accounts payable and accrued liabilities at August 31, 2018 is accrued salary due Tony Liu, chief executive officer of the Company, of $62,744.

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

As of August 31, 2018, and 2017, the Company had net operating loss carry forwards of approximately $2,883,000 and $1,444,000, respectively, as follows:

Tax Jurisdiction	August 31, 2018	August 31, 2017
United States	$1,296,000	$1,126,000
Hong Kong	855,000	2,000
China (UBI Shenzhen)	732,000	316,000
Total	$2,883,000	$1,444,000

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

At August 31, 2018 and 2017, deferred tax assets consisted of:

	August 31, 2018	August 31, 2017
Net operating loss carry forwards	$587,617	$473,511
Valuation allowance	(587,617)	(473,511)
Deferred tax assets - net	$-	$-

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Hong Kong Polytechnic University Project

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK$3,018,750 (approximately $385,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” (“the HKPU Project”) to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK $3,018,750 (approximately $385,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement (which occurred on January 5, 2018). UBI Hong Kong, owned and controlled by Tony Liu, is the largest Class A Common Stock shareholder of UBI Blockchain Internet, Ltd., (UBI Delaware). Although the Company does not own or control UBI Hong Kong, UBI Hong Kong entered into an Assignment Agreement with UBI Delaware on May 1, 2018, whereby UBI Hong Kong assigned all of its rights, plans, ideas, tangible assets, intangible assets and intellectual property under the HKPU Project agreement to UBI Delaware, in order for UBI Delaware to commercialize the technology being developed. The project is expected to be completed by November 14, 2019. In a series of two payments made by UBI Hong Kong on January 12, 2018 and January 16, 2018, UBI Hong Kong paid its first installment of a total of HK$561,198 (approximately $71,000) to HKPU. On February 1, 2018, HKSAR paid its first installment of HK $561,198 (approximately $71,000) to HKPU. At this point, the project is progressing on track, and the parties believe the established budget will be sufficient to complete the project.

The agreement also provides for UBI Hong Kong to pay the remaining HK $2,457,552 (approximately $314,000) of its installments as follows: HK $687,934 (approximately $88,000) by April 1, 2018; HK$687,934 (approximately $88,000) by October 1, 2018; HK $687,934 (approximately $88,000) by April 1, 2019 and HK$393,750 (approximately $50,000) within three months of the completion of the HKPU Project. On May 11, 2018, UBI Hong Kong paid HKPU a second installment of HK $643,647 (approximately $82,000). On May 24, 2018, HKSAR also paid HKPU a second installment of HK $643,647 (approximately $82,000). UBI Hong Kong has not yet paid the HK 687,934 (approximately $88,000) installment due October 1, 2018. While UBI Hong Kong does not have the financial wherewithal to pay current installments under the agreement as due, Tony Liu has personally agreed and been able to provide funding as necessary for both operations of the Company and obligations due under the agreement.

The agreement also provides for the HKSAR to pay the remaining HK $2,457,522 (approximately $314,000) of its installments periodically within 30 days after the acceptance by the Commissioner of Innovation and Technology (“CIT”), an agency of the HKSAR, of certain Progress Reports to be submitted periodically by HKPU. The agreement provides that HKPU should provide CIT the first written Progress Report in a format acceptable to CIT covering from the Commencement Date to August 31, 2018 to be submitted on or before September 30, 2018. The first written Progress Report was timely submitted by UBI Hong Kong and HKPU to CIT. The agreement imposes no penalties on UBI Hong Kong should it fail to make any of its installment contributions except that HKSAR principally has the right to cease their installment contributions if UBI Hong Kong fails to make its installment contributions. HKSAR may terminate the agreement if UBI Hong Kong fails to make any of its installment contributions. Further, if any of the parties are in breach of the terms of the agreement or fail in a material way to progress in accordance with the Project Proposal, HKPU shall on demand by the government pay to the Government an amount equivalent to the funds or portion thereof released for the Project.

Project Summary

The goal of this project is to provide a comprehensive solution to the worldwide problem of counterfeit medicines. Leveraging latest techniques the team wants to develop a low-cost, scalable, secure system for: (1) Manufacturers to record necessary data of the drugs during their production and transportation; (2) Distributors to trace the drugs; (3) Auditors to inspect all data; and finally (4) Consumers to verify the authenticity of the purchased product. This platform will provide suppliers of food and drug products a safety control system to determine if there was a break in the supply chain. It will identify if a product was substituted with a counterfeit or inferior product. It will help suppliers of perishable food products, reduce spoilage by tracking food shipments in the supply chain to the final consumer.

In February 2018, UBI Hong Kong performed a test at the offices of Guangxi Houde Mega Health Enterprise (“Guangxi”), a medical products company, of the e-commerce “alpha” platform (using simulated test data provided by Guangxi). Guangxi is owned 70% by Star Bright International Investment Enterprise Limited, owner of 5,000,000 shares of Company Class C Common Stock (see Note 5). The test identified some technical issues that need to be addressed; the team is currently preparing for a second test, the second test, originally scheduled for June 2018, will not be scheduled until the team believes the test will be successful. The e-commerce platform will provide a digital shared accounting ledger that would make it possible to trace back a product to the very origin of the raw material used.

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

The Company expects to use the technology learned from the HKPU Project to help it develop and market a platform system for application to control and manage the safety of food and drugs. Pursuant to an understanding with UBI Hong Kong, the Company is responsible for the installments due and other costs relating to the HKPU Project paid by UBI Hong Kong. These costs are expected to be paid by UBI Hong Kong from loans received from the Company’s CEO Tony Liu. The Company records these costs as research and development expenses and increases in amounts due to Tony Liu until such time as a “technologically feasible” working model of the platform has been successfully produced.

The Company plans to commercialize our blockchain technology, by selling suppliers of food and drug products a blockchain technology platform to track the shipping of their products from its source to the final consumer with tamper-resistant digital records that replaces the current related shipping paperwork. There are two ways we plan to commercialize the technology: 1) to license the technology to third parties, in which case the licensee can use it in accordance with the license agreement; and 2) UBI to provide the technology to third party suppliers (the supplier will pay for each use). The goal is to license our blockchain technology to streamline record-keeping for the food and drug supply chain. We also plan to provide blockchain technology, when commercial ready, to suppliers as a paid service. Our goal is to design a blockchain tracking system that eliminates counterfeit drug products being substituted in the supply chain. And, with regards to food products where lost or delayed shipments causes perishable goods lying in wait to spoil, our blockchain tracking is being designed to help expedite and monitor physical transportation. It is management’s goal to have this technology ready for commercialization soon after the fiscal year ending August 31, 2019.

Management believes that blockchain technology along with the capabilities of tamper resistance products can help bring about new safety standards for the health industry. This makes blockchain technology worthy of our research and investment. It is for this reason management made the decision to establish a company to research and develop blockchain technology. In order to achieve its goals, management is working to design a product tracking system, where every step a product takes in its supply chain is recorded, time-stamped and monitored to protect the integrity of the product(s) being shipped from its source to the final consumer. This is accomplished by tracing the movement of the product from its origin to its final consumer. Utilizing blockchain technology, every time the product moves, its location is recorded and time-stamped, and a shared accounting ledger can be reviewed to determine if there was a break in the supply chain, to see if the product was substituted with a counterfeit or inferior product.

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

In September 2017, UBI Shenzhen entered into two lease agreements for office space in Shenzhen China. The first lease provides for monthly rent of RMB 12,353, or approximately $1,807 per month, and expires September 2020. The second lease provides for monthly rent of RMB 8,964, or approximately $1,311 per month, and expires September 2019.

As of August 31, 2018, the future minimum lease payments under non-cancelable operating leases were:

Year ending August 31, 2019	$37,416
Year ending August 31, 2020	22,995
Year ending August 31, 2021	1,807
Total	$62,218

For the years ended August 31, 2018 and 2017, total rent expense was $86,604 and $13,953, respectively.

Right of Rescission Contingency

The offer and sale of the 25,000,000 Class C Common Shares for the acquisition of UBI Shenzhen may have been in violation of the rules and regulations under the Securities Act and the interpretations of the SEC. The possible violation involves whether the Company conducted a public offering without providing the former UBI Shenzhen shareholders with a registration statement declared effective by the SEC. If a violation of the Section 5 of the Securities Act did in fact occur, anyone who acquired Class C Common Shares at a price based on an evaluation of $0.20 per share would have a right to rescind the purchase. The Securities Act generally requires that any claim brought for a violation of Section 5 of the Securities Act be brought within one year of the violation. If all the shareholders who acquired Class C Common Shares for their exchange in the ownership of UBI Shenzhen demanded rescission within that one-year period and prevailed in their claims, we would have potentially been obligated to repay approximately $5,000,000.

In the opinion of management and company counsel, the likelihood of any of the former UBI Shenzhen shareholders making a claim for a violation of Section 5 of the Securities Act is remote because the effected shareholders are all Chinese citizens who have a close knit relationship with each other and who all voted in favor of the Company’s acquisition of UBI Shenzhen. None of these effected shareholders have made any claim to date and the one-year period that they had to bring a claim expired August 29, 2018.

NOTE 13 – DEVELOPMENT AGREEMENTS

In August 2018, the Company entered into a development agreement, by and among the Company, Heilongjiang Province TongFangZhuoXin Brewing Co., Ltd. (the “Brewing Company”) and Global Blockchain Cooperation Alliance, dated August 26, 2018 (the “Brewing Company Agreement”). Pursuant to the terms of the Brewing Company Agreement, the Company agreed to provide to the Brewing Company blockchain based technology and software for the management of the Brewing Company’s manufacturing process. In exchange for the services and technology provided by the Company, the Brewing Company agreed to pay to the Company a total of RMB 7,000,000 (approximately $1,023,766), which is payable over the term of the Brewing Company Agreement in a series of milestone payments. The Company received the initial payment of RMB 400,000 (approximately $58,501) on September 30, 2018. The balance is payable in a series of 8 payments ranging from RMB 300,000 (approximately $43,876) to RMB 1,500,000 (approximately $219,378) from time to time as each milestone is completed over a period of 27 months, with the final payment being due on or before December 31, 2020. Any disputes between the parties are to be submitted to the Beijing International Arbitration Center. The Brewing Company Agreement provides for a breach penalty in an amount equal to 5% of the contract amount in the event that either party defaults in its obligations pursuant to the Brewing Company Agreement.

In August 2018, the Company entered into a development agreement, by and between the Company and Harbin Madieer Hotel Group Co., Ltd. (the “Hotel Group”), dated August 26, 2018 (the “Hotel Group Agreement”). Pursuant to the terms of the Hotel Group Agreement, the Company agreed to provide to the Hotel Group a blockchain based system for hotel management. In exchange for the services and technology provided by the Company, the Hotel Group agreed to pay to the Company a total of RMB 1,000,000 (approximately $146,252) which is payable over the term of the Hotel Group Agreement in a series of milestone payments. The initial payment of RMB 400,000 (approximately $58,501) was due on or before September 2, 2018. The balance is payable in a series of 3 payments ranging from RMB 300,000 (approximately $43,876) to RMB 400,000 (approximately $58,501) from time to time as each milestone is completed, over a period of 11 months, with the final payment being due on or before July 31, 2019. Any disputes between the parties are to be submitted to the Beijing International Arbitration Agency or a People’s Court of the Hotel Group’s location. The Hotel Group Agreement provides for a breach penalty in an amount equal to 5% of the contract amount in the event that either party defaults in its obligations pursuant to the Hotel Group Agreement. To date, the Company has not received the initial payment of RMB 400,000 (approximately $58,501) due the Company by September 2, 2018 under the Hotel Group Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBI BLOCKCHAIN INTERNET, LTD.

Date: December 6, 2018	By:	/s/ Tony Liu
Tony Liu
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tony Liu	Chairman and Chief Executive Officer	December 6, 2018
Tony Liu	(Principal Executive Officer)

/s/ Chan Cheung	Chief Financial Officer and Corporate Secretary	December 6, 2018
Chan Cheung	(Principal Financial and Accounting Officer)

/s/ Jun Min	Director	December 6, 2018
Jun Min

/s/ Cosimo J. Patti	Director	December 6, 2018
Cosimo J. Patti

36