Form 10-Q
period 2018-11-30
UBI Blockchain Internet LTD-DE
filed 2019-01-16
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 14, 2019, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,550,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

UBI Blockchain Internet Ltd. Quarterly Report on Form 10-Q

For the Quarterly Period Ended November 30, 2018

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Condensed Unaudited Consolidated Balance Sheets

	November 30, 2018	August 31, 2018

Assets

Current Assets
Cash	$189,323	$23,434
Inventory	23,083	23,448
Current portion of prepaid stock-based salaries and consulting fees	308,333	493,333
Deposit and prepaid expenses	25,651	18,093
Total Current Assets	546,390	558,308

Office equipment, net of accumulated depreciation	7,170	9,359

Other Assets
Non-current portion of prepaid stock-based salaries and consulting fees	-	-
Intangible assets, net of accumulated amortization	117,553	127,037

Total Other Assets	117,553	127,037

Total Assets	$671,113	$694,704

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$160,032	$151,405
Due to related party	2,365,721	1,923,599
Total current liabilities	2,525,753	2,075,004
Total liabilities	2,525,753	2,075,004

Stockholders’ Equity (Deficit):
Preferred Stock: $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	-	-
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,799,046 and 30,799,046 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	30,799	30,799
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 and 6,000,000 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	6,000	6,000
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 73,550,000 and 73,550,000 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	73,550	73,550
Additional paid in capital	7,841,571	7,841,571
Stock subscription payable	90,521	90,521
Accumulated other comprehensive income	27,169	25,051
Accumulated deficit	(9,924,250)	(9,447,792)
Total stockholders’ equity (deficit)	(1,854,640)	(1,380,300)

Total liabilities and Stockholders’ Equity (Deficit)	$671,113	$694,704

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Condensed Unaudited Consolidated Statements of Operations

For the Three Months Ended November 30,

	2018	2017

Revenue From Development Agreements	$112,445	$-

Operating Expenses:
Employee compensation (including stock-based compensation of $0 and $72,500, respectively)	173,552	263,963
Consulting fees (including stock-based compensation of $185,000 and $532,500, respectively	185,000	532,500
Professional fees (including stock-based compensation of $0 and $335,872, respectively)	68,620	343,872
Occupancy	32,653	16,621
Depreciation and amortization	9,644	2,119
Other	84,454	64,449
Total Operating Expenses	553,923	1,223,524

Loss from Operations	(441,478)	(1,223,524)

Other Income (Expenses)
Interest expense - related party	(34,781)	(10,826)
Interest income	14	-
Gain (loss) on foreign currency exchange	(213)	10
Total Other Income (Expenses) - net	(34,980)	(10,816)

Net Loss	(476,458)	(1,234,340)

Other comprehensive income (loss):
Foreign exchange translation adjustment	2,118	(785)
Comprehensive Loss	$(474,340)	$(1,235,125)

Net Loss per share of Class A, Class B, and Class C Common Stock
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Class A, Class B, and Class C Common Shares
Basic and Diluted	110,349,046	110,214,181

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Condensed Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended November 30,

	2018	2017

Cash Flows from Operating Activities
Net Loss	$(476,458)	$(1,234,340)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	9,644	2,119
Stock-based compensation - employees	-	72,500
Stock-based compensation - consulting fees	185,000	532,500
Stock-based compensation professional fees	-	335,872
Changes in operating assets and liabilities:
Increase in deposit and prepaid expenses	(7,884)	(5,000)
Increase in accounts payable and accrued liabilities	8,488	53,632
Increase in interest payable to related party	34,781	10,824
Net cash used by operating activities	(246,429)	(231,893)

Cash Flows from investing activities	-	-

Cash Flows from financing activities
Loans from related party	413,054	279,540
Net cash provided by financing activities	413,054	279,540

Effect of exchange rate on cash	(736)	(47)
Net Increase in Cash	165,889	47,600
Cash and cash equivalents at beginning of period	23,434	15,406
Cash and cash equivalents at end of period	$189,323	$63,006

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UBI BLOCKCHAIN INTERNET LTD.

(FORMERLY JA ENERGY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

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

Current Company Operations

UBI Blockchain Internet Ltd. (“UBI Delaware”) was reincorporated in Delaware on November 21, 2016 for the purpose of entering into the blockchain technology business. UBI Blockchain Internet, Ltd (“UBI Hong Kong”) was organized in the Hong Kong Special Administrative Region (the “HKSAR”) in September 2016 to facilitate local financing participations. UBI Delaware opened a bank account at Abacus Federal Savings Bank in New York City. This bank account is funded by Tony Liu and is used to pay Company invoices from the U.S. UBI Hong Kong has a bank account at China Citic Bank International in Hong Kong, which is also funded by Tony Liu; this account makes disbursements relating to UBI Delaware operations in Hong Kong (such as payroll, rent, and other office expenses). UBI Hong Kong is owned and controlled by Tony Liu, CEO of UBI Delaware. UBI Hong Kong owns 30,000,000 (97%) of the 30,799,046 issued and outstanding shares of UBI Delaware Class A common stock at November 30, 2018. UBI Hong Kong has no other assets and no business operations of its own.

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

NOTE 2 - GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At November 30, 2018, the Company had cash of $189,323 and current liabilities of $2,525,753. For the three months ended November 30, 2018, the Company incurred a net loss of $476,458. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.

The accompanying condensed unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated balance sheet of the Company at the end of the preceding fiscal year has been derived from the audited balance sheet and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2018 and is presented herein for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all period presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the respective full years.

Certain footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2018 filed with the SEC on December 7, 2018.

Basis of Accounting

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of UBI Blockchain Internet Ltd. and its wholly owned subsidiary UBI Shenzhen Cross Border E-Commerce Co., Ltd, (“UBI Shenzhen”), formerly Shenzhen Nova E-commerce, Ltd. (“Nova”) from the date of acquisition of Nova on August 29, 2017 (see Note 4). All intercompany balances and transactions have been eliminated in consolidation.

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

Of the $189,323 cash at November 30, 2018, $182,969 was held in foreign bank account not insured by FDIC.

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

The functional currency of UBI Shenzhen is the Chinese Renminbi (“RMB”). Assets and liabilities of UBI Shenzhen are translated into United States dollars at period-end exchange rates ($1.00 = 6.94577 RMB at November 30, 2018 and $1.00 = 6.83750 RMB at August 31, 2018). UBI Shenzhen revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 6.90730 RMB for the three months ended November 30, 2018 and $1.00 = 6.60580 RMB for the three months ended November 30, 2017). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The functional currency of UBI HK is the Hong Kong Dollar (“HK$”). Assets and liabilities of UBI HK are translated into United States dollars at period-end exchange rates ($1.00 = 7.8221 HK$ at November 30, 2018 and $1.00 = 7.8494 HK$ at August 31, 2018). UBI HK revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 7.8351 HK$ for the three months ended November 30, 2018 and $1.00 = 7.8080 HK$ for the three months ended November 30, 2017). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant for the three months ended November 30, 2018 and 2017 were reflected in income.

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

The acquisition has been accounted for as a recapitalization transaction in the accompanying condensed unaudited consolidated financial statements. Accordingly, the financial position and results of operations of UBI Shenzhen prior to the August 29, 2017 date of acquisition have been excluded from the accompanying condensed unaudited consolidated financial statements.

The carrying values of the assets and liabilities of UBI Shenzhen at the August 29, 2017 date of acquisition consisted of:

Cash	$-
Office equipment, net	13,628
Website development costs	92,035
Total assets	105,663

Accounts payable and accrued liabilities	24,651
Due to related party	135,865
Total liabilities	160,516

Excess of liabilities over assets	$54,853

NOTE 5 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at November 30, 2018 and August 31, 2018 consist of:

	Fair value of stock issuance (Note 6)	Prepaid balance at November 30, 2018	Prepaid balance at August 31, 2018
1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective employees with a service term of one year expiring December 31, 2017	$290,000	$-	$-
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective consultants with a service term of one year expiring December 31, 2017	1,390,000	-	-
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 between UBI Delaware and the respective consultant with a service term of two years expiring April 30, 2019	1,480,000	308,333	493,333
Total	$3,160,000	308,333	493,333
Current portion		(308,333)	(493,333)
Non-current portion		$-	$-

At November 30, 2018, there was $308,333 of unrecognized compensation costs related to shares of Class A common stock issued to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. These costs are expected to be recognized as expense in the year ended August 31, 2019.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at November 30, 2018 and August 31, 2018 consist of:

	November 30, 2018	August 31, 2018
Website development costs	$92,488	$93,952
Accumulated amortization	(12,938)	(11,278)
Website development costs, net	79,550	82,674

Software acquired to be marketed	36,713	37,294
Accumulated amortization	(4,624)	-
Software acquired to be marketed, net	32,089	37,294

Office software	8,350	8,483
Accumulated amortization	(2,436)	(1,414)
Office software, net	5,914	7,069

Total intangible assets - net	$117,553	$127,037

At November 30, 2018, the expected future amortization expense of the intangible assets was:

Years ending	Amount
November 30, 2019	$27,510
November 30, 2020	27,510
November 30, 2021	27,510
November 30, 2022	27,510
November 30, 2023	7,513
Total	$117,553

Website Development Costs

In January 2018, UBI Shenzhen changed the domain name for its website from www.oyamall.com to www.hihealth8.com. The change was made to, among other things, correct certain technical problems which we experienced in testing potential transactions involving Chinese currency. UBI Shenzhen’s website became operational on March 12, 2018.

UBI Shenzhen has yet to generate any revenues from its website. In order for UBI Shenzhen to begin its business operations, UBI Shenzhen will be selling third party products. In the future, management plans to develop its own products for sale. It was a management decision to acquire UBI Shenzhen for primarily two business reasons: 1) as a separate subsidiary, once UBI Shenzhen is fully operational, management anticipates it should generate revenues and profit for the Company; and 2) this acquisition provides a test model to utilize the blockchain technology the Company is developing to track drug products sold by UBI Shenzhen. As a test model, this will allow the Company to see if the products sold through its website are substituted with counterfeit products before they reach the final consumer. In other words, products sold through a third-party consumer will be tracked using the Company’s blockchain technology to see if there is a break in the supply chain. This will take place once the Company develops its blockchain digital tracking system. The Company will be able to monitor UBI Shenzhen shipments to the final consumer to determine if there has been any tampering with shipments in the supply chain.

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

In the year ended August 31, 2018, UBI Shenzhen paid the Farmer Game vendor a total of RMB 285,000 ($41,682), of which RMB 30,000 ($4,388) was expensed and RMB 255,000 ($37,294) was capitalized.

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

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and was expensed evenly over the year ended December 31, 2017 (see Note 5). For the three months ended November 30, 2018 and 2017, we recognized stock-based employee compensation of $0 and $72,500, respectively and recognized stock-based consulting fees expense of $0 and $347,500, respectively, from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and is being expensed evenly over the 2-year service period expiring April 30, 2019. For the year ended August 31, 2018, we recognized stock-based consulting fees expense of $740,000 from this agreement. For the three months ended November 30, 2018 and 2017, we recognized stock-based consulting fees expense of $185,000 and $185,000, respectively, from this agreement.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

At August 31, 2016, the Company was obligated to Mr. Mark DeStefano (“DeStefano”) for a $50,000 note payable and $26,981 for payments made on behalf of the Company. Subsequently, Mr. DeStefano advanced $1,285 to the Company. During the three months ended November 30, 2016 the Company satisfied these obligations. DeStefano had voting control of the Company from June 2014 to October 24, 2016 (when the Company purchased from DeStefano the 1,000,000 shares of Preferred Stock for $33,735) through his ownership of the 1,000,000 shares of Voting Preferred Stock issued and outstanding (equivalent to 50,000,000 votes).

Commencing March 2017, the Company has been using office space provided by an affiliate of UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at a monthly rent of 22,100 Hong Kong Dollars (approximately $2,825 at the November 30, 2018 exchange rate) per month. For expediency reasons, the Company also uses bank accounts in the name of UBI Hong Kong to collect cash receipts and expend cash disbursements relating to Company operations. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

During the three months ended November 30, 2018, Tony Liu, chief executive officer of the Company, advanced or paid a total of $413,054 of expenditures on behalf of the Company. As of November 30, 2018, the total amount due to Tony Liu was $2,365,721. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. $34,781 and $10,826 interest expense was accrued for the three months ended November 30, 2018 and 2017, respectively. As of November 30, 2018, accrued interest amounted to $126,250. The advances and related accrued interest are due on demand.

Included in accounts payable and accrued liabilities at November 30, 2018 and August 31, 2018 is accrued salary due to Tony Liu, chief executive officer, $63,154 and $62,744, respectively.

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

As of November 30, 2018 and August 31, 2018, the Company had net operating loss carry forwards of approximately $3,174,000 and $2,883,000, respectively, as follows:

Tax Jurisdiction	November 30, 2018	August 31, 2018
United States	$1,351,000	$1,296,000
Hong Kong	1,061,000	855,000
China (UBI Shenzhen)	762,000	732,000
Total	$3,174,000	$2,883,000

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

At November 30, 2018 and August 31, 2018, deferred tax assets consisted of:

	November 30, 2018	August 31, 2018
Net operating loss carry forwards	$666,540	$587,617
Valuation allowance	(666,540)	(587,617)
Deferred tax assets - net	$-	$-

As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our United States net operating loss carryforward (and the valuation allowance thereon) by approximately $243,280 on December 31, 2017.

All tax years remain subject to examination by the respective tax authorities.

NOTE 10 - DEVELOPMENT AGREEMENTS

The Brewing Company Agreement

In August 2018, the Company entered into a development agreement, by and among the Company, Heilongjiang Province TongFangZhuoXin Brewing Co., Ltd. (the “Brewing Company”) and Global Blockchain Cooperation Alliance, dated August 26, 2018 (the “Brewing Company Agreement”). Pursuant to the terms of the Brewing Company Agreement, the Company agreed to provide to the Brewing Company blockchain based technology and software for the management of the Brewing Company’s manufacturing process. In exchange for the services and technology provided by the Company, the Brewing Company agreed to pay to the Company a total of RMB 7,000,000 (approximately $1,007,808), which is payable over the term of the Brewing Company Agreement in a series of milestone payments. The Company received the initial payment of RMB 400,000 (RMB 388,350 net of tax or approximately $56,223) on September 30, 2018. The balance is payable in a series of 8 payments ranging from RMB 300,000 (approximately $43,192) to RMB 1,500,000 (approximately $215,959) from time to time as each milestone is completed over a period of 27 months, with the final payment being due on or before December 31, 2020. Any disputes between the parties are to be submitted to the Beijing International Arbitration Center. The Brewing Company Agreement provides for a breach penalty in an amount equal to 5% of the contract amount in the event that either party defaults in its obligations pursuant to the Brewing Company Agreement.

The Company recognizes revenue under this agreement as its performance obligations under each milestone of the agreement are completed. At November 30, 2018, the Company’s performance obligations of the Phase 1 Period 1 milestone (relating to the RMB 400,000 initial payment) have been completed. At November 30, 2018, the Company has no contract assets or contract liabilities relating to this agreement.

The Hotel Group Agreement

In August 2018, the Company entered into a development agreement, by and between the Company and Harbin Madieer Hotel Group Co., Ltd. (the “Hotel Group”), dated August 26, 2018 (the “Hotel Group Agreement”). Pursuant to the terms of the Hotel Group Agreement, the Company agreed to provide to the Hotel Group a blockchain based system for hotel management. In exchange for the services and technology provided by the Company, the Hotel Group agreed to pay to the Company a total of RMB 1,000,000 (approximately $143,973) which is payable over the term of the Hotel Group Agreement in a series of milestone payments. The initial payment of RMB 400,000 (RMB $388,350 net of tax or approximately $56,222) was received on November 12, 2018. The balance is payable in a series of 3 payments ranging from RMB 300,000 (approximately $43,192) to RMB 400,000 (approximately $57,589) from time to time as each milestone is completed, over a period of 11 months, with the final payment being due on or before July 31, 2019. Any disputes between the parties are to be submitted to the Beijing International Arbitration Agency or a People’s Court of the Hotel Group’s location. The Hotel Group Agreement provides for a breach penalty in an amount equal to 5% of the contract amount in the event that either party defaults in its obligations pursuant to the Hotel Group Agreement.

The Company recognizes revenue under this agreement as its performance obligations under each milestone of the agreement are completed. At November 30, 2018, the Company’s performance obligations of the Phase 1 Period 1 milestone (relating to the RMB 400,000 initial payment) have been completed. At November 30, 2018, the Company has no contract assets or contract liabilities relating to this agreement.

NOTE 11– COMMITMENTS AND CONTINGENCIES

The Hong Kong Polytechnic University Project

On January 10, 2018, the Company announced that the Hong Kong Special Administrative Region (“HKSAR”) approved in principle a grant of up to HK$3,018,750 (approximately $386,000) to assist in financing a project entitled “Blockchain-Based Food and Drug Counterfeit Detection and Regulatory System” (“the HKPU Project”) to be jointly developed by UBI Hong Kong and The Hong Kong Polytechnic University (“HKPU”). The related agreement also provides for UBI Hong Kong to contribute up to HK $3,018,750 (approximately $386,000) to the project cost in installments with the first installment of HK$561,198 (approximately $72,000) due upon HKSAR’s signing of the agreement (which occurred on January 5, 2018). UBI Hong Kong owned and controlled by Tony Liu, is the largest Class A Common Stock shareholder of UBI Blockchain Internet, Ltd., (Delaware). Although the Company does not own or control UBI Hong Kong, UBI Hong Kong entered into an Assignment Agreement with UBI Delaware on May 1, 2018, whereby UBI Hong Kong assigned all of its rights, plans, ideas, tangible assets, intangible assets and intellectual property under the HKPU Project agreement to UBI Delaware, in order for UBI Delaware to commercialize the technology being developed. The project is expected to be completed by November 14, 2019. In a series of two payments made by UBI Hong Kong on January 12, 2018 and January 16, 2018, UBI Hong Kong paid its first installment of a total of HK$561,198 (approximately $72,000) to HKPU. On February 1, 2018, HKSAR paid its first installment of HK $561,198 (approximately $72,000) to HKPU. At this point, the project is progressing on track, and the parties believe the established budget will be sufficient to complete the project.

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

In February 2018, UBI Hong Kong performed a test at the offices of Guangxi Houde Mega Health Enterprise (“Guangxi”), a medical products company, of the e-commerce “alpha” platform (using simulated test data provided by Guangxi). Guangxi is owned 70% by Star Bright International Investment Enterprise Limited, owner of 5,000,000 shares of Company Class C Common Stock (see Note 7). The test identified some technical issues that need to be addressed; the team is currently preparing for a second test, the second test, originally scheduled for June 2018, will not be scheduled until the team believes the test will be successful. The e-commerce platform will provide a digital shared accounting ledger that would make it possible to trace back a product to the very origin of the raw material used.

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

In September 2017, UBI Shenzhen entered into two lease agreements for office space in Shenzhen China. The first lease provides for monthly rent of RMB 12,353, or approximately $1,778 per month, and expires September 2020. The second lease provides for monthly rent of RMB 8,964, or approximately $1,291 per month, and expires September 2019.

As of November 30, 2018, the future minimum lease payments under non-cancelable operating leases were:

Year ending November 30, 2019	$34,246
Year ending November 30, 2020	17,780
Total	$52,026

For the three months ended November 30, 2018 and 2017, total rent expense was $32,653 and $16,621, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

On December 10, 2018, UBI Hong Kong Paid HKPU a third installment of HK$ 653,647.55 (approximately $84,000) required under the HKPU project agreement (see Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In this Quarterly Report on Form 10-Q references to “UBI Blockchain Internet Ltd.,” “JA Energy,” “UBI Blockchain Internet, Ltd., formerly known as JA Energy,” “UBI,” “the Company”, “we,” “us,” and “our” refer to UBI Blockchain Internet Ltd.

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

Healthcare market

Our management believes that with the improvement of people’s living standards and the growing health awareness, the era of comprehensive health care has arrived. Following the article “Health China 2030” published by China government, we came to further understanding that healthcare, genetic testing, cell storage, precise health management, personal health data storage and analysis are increasingly recognized by humans and will become rigid demands. Traditional health care methods are being subverted. In 2015, “Health in China” was upgraded to China’s national strategy; in 2016, China launched the “Precision Medical Plan” with genetic testing technology as the main means; in 2016, “Health in China Outline 2030” plans to invest 60 billion yuan; in “The Development Plan for Emerging Industries of 2017”, genetic technology is included in National Document No. 1. In the United States, more than 5 million people receive genetic testing every year, creating a profit of 3 billion US dollars; Japan proposed the National Health Plan as early as in 1988 and nowadays the Japanese’s average life expectancy has reached 84 years old. Everybody needs health management. It is estimated that the market scale of China’s health industry will exceed 10 trillion yuan by 2020, according to China National Statistics Bureau.

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

Property

The Company owns no real property. Our administrative offices are located at: SmartSpace 3F, Level 9, Unit 908, 100 Cyberport Rd., Hong Kong, People’s Republic of China., telephone: (212) 372-8836. The Company has been using this Hong Kong office space provided by UBI Hong Kong at a cost to the Company equal to UBI Hong Kong’s monthly rent of 22,100 Hong Kong Dollars (approximately $2,825 at the November 30, 2018 exchange rate). UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock, 6,000,000 shares of the Company’s Class B common stock; and 40,000,000 shares of the Company’s C common stock.

Results of Operations

Three Months Ended November 30, 2018 Compared to Three Months Ended November 30, 2017

Revenues

During the three-month period ended November 30, 2018, the Company recognized $112,445 revenue from development agreements and the Company had no revenues in 2017.

Expenses

For the three months ended November 30, 2018, the Company had total operating expenses of $553,923 as compared to $1,223,524 for the same period in 2017, a decrease of $669,601, or 55%. For the three months ended November 30, 2018, operating expenses consisted of employee compensation of $173,552 (including stock-based compensation of $0), consulting fees of $185,000 (stock-based compensation of $185,000), professional fees of $68,620, occupancy expense of $32,653, and other operating expenses of $94,098. For the three months ended November 30, 2017, the Company’s operating expenses consisted of: of employee compensation of $263,963 (including stock-based compensation of $72,500), consulting fees of $532,500, which was stock-based compensation, professional fee of $343,872 (stock-based compensation of $335,872), occupancy expense of $16,621 and other operating expenses of $66,568. The decrease in operating expenses resulted from the decreases in employee compensation, consulting fees, and professional fees due to lower stock-based compensation, offset by the increases in occupancy expense and other operating expenses.

For the three months ended November 30, 2018, the interest expense accrued for loan from Tony Liu was $34,781, an increase of $23,955, compared to $10,826 in the three months ended November 30, 2017.

Net Loss

For the three months ended November 30, 2018, the Company had a net loss of $476,458 or $(0.00) per share of Class A and Class C common stock and compared to a loss of $1,234,340 or $(0.01) per share of Class A and Class C common stock for the same period last year.

Going Concern

At November 30, 2018, the Company had cash of $189,323 and current liabilities of $2,525,753. For the three months ended November 30, 2018, the Company incurred a net loss of $476,458. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of November 30, 2018, the Company has total assets of $671,113 consisting of cash $189,323, inventory of $23,083, prepaid stock-based compensation of $308,333, deposit and prepaid expense of $25,651, office equipment of $7,170 and capitalized website development costs of $117,553. Total liabilities is $2,525,753 as of November 30, 2018.

The Company started to generate limited income from project development during the quarter ended November 30, 2018. The working capital was provided by a major shareholder of the Company. The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through November 30, 2018 and concluded that they will not have a material effect on future financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on 10-K for the fiscal year ended August 31, 2018 and the discussion in Item 2 of Part I above, under “Liquidity and Capital Resources.”

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

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

Item 6 — Exhibits

Exhibit Number		Description of Document
31.1		Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at November 30, 2018 (Unaudited) and August 31, 2017 (Audited).

(2) Unaudited Statements of Operations for the three month periods ended November 30, 2018 and 2017.

(3) Unaudited Statements of Cash Flows for the three month periods ended November 30, 2018 and 2017.

(4) Notes to the financial statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBI Blockchain Internet, Ltd. Registrant

Date: January 16, 2019	By:	/s/ Tony Liu
	Name:	Tony Liu
Principal Executive Officer

Date: January 16, 2019	By:	/s/ Chan Cheung
	Name:	Chan Cheung
Principal Accounting Officer

