Form 10-Q
period 2019-02-28
UBI Blockchain Internet LTD-DE
filed 2019-04-12
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 11, 2019, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,550,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

UBI Blockchain Internet Ltd. Quarterly Report on Form 10-Q

For the Quarterly Period Ended February 28, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Condensed Consolidated Balance Sheets

	February 28, 2019 (Unaudited)	August 31, 2018 (Audited)

Assets

Current Assets
Cash	$84,014	$23,434
Inventory	23,985	23,448
Current portion of prepaid stock-based salaries and consulting fees	123,333	493,333
Deposit and prepaid expenses	31,196	18,093
Total Current Assets	262,528	558,308

Office equipment, net of accumulated depreciation	5,217	9,359

Other Assets
Non-current portion of prepaid stock-based salaries and consulting fees	-	-
Intangible assets, net of accumulated amortization	114,355	127,037

Total Other Assets	114,355	127,037

Total Assets	$382,100	$694,704

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$177,422	$151,405
Due to related party	2,823,678	1,923,599
Total current liabilities	3,001,100	2,075,004
Total liabilities	3,001,100	2,075,004

Stockholders’ Equity (Deficit):

Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,799,046 and 30,799,046 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	30,799	30,799
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 and 6,000,000 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	6,000	6,000
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 73,550,000 and 73,550,000 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	73,550	73,550
Additional paid in capital	7,841,571	7,841,571
Stock subscription payable	90,521	90,521
Accumulated other comprehensive income	9,727	25,051
Accumulated deficit	(10,671,168)	(9,447,792)
Total stockholders’ equity (deficit)	(2,619,000)	(1,380,300)

Total liabilities and Stockholders’ Equity (Deficit)	$382,100	$694,704

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Condensed Unaudited Consolidated Statements of Operations

For the Three and Six Months Ended February 28, 2019 and February 28, 2018

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Revenue	$-	$-	$113,278	$-

Operating Expenses:
Employee compensation (including stock-based compensation of $0, $24,167,$0 and $96,668 respectively)	251,125	196,093	424,677	460,056
Consulting fees (including stock-based compensation of $185,000, $300,833, $370,000 and $833,334, respectively)	185,000	305,883	370,000	838,383
Professional fees (including stock-based compensation of $0, $0, $0 and $335,872, respectively)	40,000	49,000	108,620	392,872
Research and development	123,247	71,779	123,247	71,779
Occupancy	34,420	23,069	67,073	39,690
Depreciation and amortization	9,138	2,205	18,782	4,324
Other	61,906	7,045	147,193	71,494
Total Operating Expenses	704,836	655,074	1,259,592	1,878,598

Loss from Operations	(704,836)	(655,074)	(1,146,314)	(1,878,598)

Other Income (Expenses)
Interest expense - related party	(42,168)	(18,019)	(76,949)	(28,845)
Interest income	69	-	83	-
(Loss) gain on foreign currency exchange	17	(68)	(196)	(58)
Total Other Income (Expenses) - net	(42,082)	(18,087)	(77,062)	(28,903)

Net Loss	(746,918)	(673,161)	(1,223,376)	(1,907,501)

Other comprehensive income (loss):
Foreign exchange translation adjustment	(17,442)	(6,714)	(15,324)	(7,499)
Comprehensive Loss	$(764,360)	$(679,875)	$(1,238,700)	$(1,915,000)

Net Loss per share of Class A, Class B, and Class C Common Stock
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Class A, Class B, and Class C Common Shares
Basic and Diluted	110,349,046	110,199,046	110,349,046	110,185,002

The accompanying notes are an integral part of these consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Condensed Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended February 28, 2019 and February 28, 2018

	February 28, 2019	February 28, 2018

Cash Flows from Operating Activities
Net Loss	$(1,223,376)	$(1,907,501)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	19,407	4,322
Stock-based compensation - employees	-	96,668
Stock-based compensation - consulting fees	370,000	833,334
Stock-based compensation - professional fees	-	335,872
Changes in operating assets and liabilities:
Increase in inventory	-	(27,288)
Increase in deposit and prepaid expense	(12,549)	(26,117)
Increase in accounts payable and accrued liabilities	25,466	18,085
Increase in interest payable to related party	76,949	28,810
Net cash used by operating activities	(744,103)	(643,815)

Cash Flows from investing activities
Purchase of office equipment	-	(3,925)
Net cash used by investing activities	-	(3,925)

Cash Flows from financing activities
Advance from related party	803,311	692,079
Net cash provided by financing activities	803,311	692,079

Effect of exchange rate on cash	1,372	(222)
Net Increase in Cash	60,580	44,117
Cash and cash equivalents at beginning of period	23,434	15,406
Cash and cash equivalents at end of period	$84,014	$59,523

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UBI BLOCKCHAIN INTERNET LTD.

(FORMERLY JA ENERGY)

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019 AND 2018

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

NOTE 2 - GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At February 28, 2019, the Company had cash of $84,014 and current liabilities of $3,001,100. For the six months ended February 28, 2019, the Company incurred a net loss of $1,223,376. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, our major shareholder, who has been funding our operations in the past, has agreed to continue doing so when the Company does not generate sufficient revenue to cover its costs of operations.

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

Of the $84,014 cash at February 28, 2019, $84,014 was held in foreign bank accounts not insured by FDIC.

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

Intangible Assets

Intangible assets, including website development costs, software acquired to be marketed, and office software, are carried at cost less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated economic lives of the respective assets (5 years for website development costs and 5 years for the software acquired to be marketed and 2 years for the office software).

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

The functional currency of UBI Shenzhen is the Chinese Renminbi (“RMB”). Assets and liabilities of UBI Shenzhen are translated into United States dollars at period-end exchange rates ($1.00 = 6.6844 RMB at February 28,, 2019 and $1.00 = 6.8375 RMB at August 31, 2018). UBI Shenzhen revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 6.8566 RMB for the six months ended February 28, 2019 and $1.00 = 6.5282 RMB for the six months ended February 28, 2018). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The functional currency of UBI HK is the Hong Kong Dollar (“HK$”). Assets and liabilities of UBI HK are translated into United States dollars at period-end exchange rates ($1.00 = 7.8498 HK$ at February 28, 2019 and $1.00 = 7.8494 HK$ at August 31, 2018). UBI HK revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 7.8351 HK$ for the six months ended February 28, 2019 and $1.00 = 7.8360 HK$ for the six months ended February 28, 2018). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant for the six months ended February 28, 2019 and 2018, were reflected in income.

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

The carrying values of the assets and liabilities of UBI Shenzhen at the August 29, 2017 date of acquisition consisted of:

Cash	$-
Office equipment, net	13,628
Website development costs	92,035
Total assets	105,663

Accounts payable and accrued liabilities	24,651
Due to related party	135,865
Total liabilities	160,516

Excess of liabilities over assets	$54,853

NOTE 5 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at February 28, 2019 and August 31, 2018 consist of:

	Fair value of stock issuance (Note 6)	Prepaid balance at February 28, 2019	Prepaid balance at August 31, 2018
1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective employees with a service term of one year expiring December 31, 2017	$290,000	$-	$-
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective consultants with a service term of one year expiring December 31, 2017	1,390,000	-	-
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 between UBI Delaware and the respective consultant with a service term of two years expiring April 30, 2019	1,480,000	123,333	493,333
Total	$3,160,000	123,333	493,333
Current portion		(123,333)	(493,333)
Non-current portion		$-	$-

At February 28, 2019, there was $123,333 of unrecognized compensation costs related to shares of Class A common stock issued to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. These costs are expected to be recognized as expense in the year ended August 31, 2019.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at February 28, 2019 and August 31, 2018 consist of:

	February 28, 2019	August 31, 2018
Website development costs	$96,105	$93,952
Accumulated amortization	(15,351)	(11,278)
Website development costs, net	80,754	82,674

Software acquired to be marketed	38,149	37,294
Accumulated amortization	(9,610)	-
Software acquired to be marketed, net	28,539	37,294

Office software	8,677	8,483
Accumulated amortization	(3,615)	(1,414)
Office software, net	5,062	7,069

Total intangible assets - net	$114,355	$127,037

At February 28, 2019, the expected future amortization expense of the intangible assets was:

Years ending	Amount
February 28, 2020	$31,190
February 28, 2021	27,574
February 28, 2022	26,851
February 28, 2023	24,870
February 28, 2024	3,870
Total	$114,355

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

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and was expensed evenly over the year ended December 31, 2017 (see Note 5). For the six months ended February 28, 2019 and 2018, we recognized stock-based employee compensation of $0 and $96,668, respectively and recognized stock-based consulting fees expense of $0 and $463,334, respectively, from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and is being expensed evenly over the 2-year service period expiring April 30, 2019. For the year ended August 31, 2018, we recognized stock-based consulting fees expense of $740,000 from this agreement. For the six months ended February 28, 2019 and 2018, we recognized stock-based consulting fees expense of $370,000 and $370,000, respectively, from this agreement.

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

During the six months ended February 28, 2019, Tony Liu, chief executive officer of the Company, advanced or paid a total of $803,311 of expenditures on behalf of the Company. As of February 28, 2019, the total amount due to Tony Liu was $2,823,678. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. $42,168 and $18,019 interest expense was accrued for the three months ended February 28, 2019 and 2018, respectively. $76,949 and $28,845 interest expense was accrued for the six months ended February 28, 2019 and 2018, respectively. As of February 28, 2019, accrued interest amounted to $169,743. The advances and related accrued interest are due on demand.

Included in accounts payable and accrued liabilities at February 28, 2019 and August 31, 2018 is accrued salary due to Tony Liu, chief executive officer, $63,314 and $62,744, respectively.

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

As of February 28, 2019 and August 31, 2018, the Company had net operating loss carry forwards of approximately $3,697,000 and $2,883,000, respectively, as follows:

Tax Jurisdiction	February 28, 2019	August 31, 2018
United States	$1,418,000	$1,296,000
Hong Kong	1,356,000	855,000
China (UBI Shenzhen)	963,000	732,000
Total	$3,737,000	$2,883,000

United States net operating losses prior to 2018 may be carried forward to reduce future years taxable income for 20 years; United States net operating losses after 2017 may be carried forward indefinitely. Hong Kong net operating losses may be carried forward indefinitely. China net operating losses may be carried forward for 5 years. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization has not been determined likely to occur. Also, United States tax laws limit the amount at loss available to be offset against future taxable income when a substantial change in ownership occurs.

At February 28, 2019 and August 31, 2018, deferred tax assets consisted of:

	February 28, 2019	August 31, 2018
Net operating loss carry forwards	$755,910	$587,617
Valuation allowance	(755,910)	(587,617)
Deferred tax assets - net	$-	$-

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

The Company recognizes revenue under this agreement as its performance obligations under each milestone of the agreement are completed. At November 30, 2018, the Company’s performance obligations of the Phase 1 Period 1 milestone (relating to the RMB 400,000 initial payment) had been completed. At February 28, 2019, the Company has no contract assets or contract liabilities relating to this agreement.

The Hotel Group Agreement

In August 2018, the Company entered into a development agreement, by and between the Company and Harbin Madieer Hotel Group Co., Ltd. (the “Hotel Group”), dated August 26, 2018 (the “Hotel Group Agreement”). Pursuant to the terms of the Hotel Group Agreement, the Company agreed to provide to the Hotel Group a blockchain based system for hotel management. In exchange for the services and technology provided by the Company, the Hotel Group agreed to pay to the Company a total of RMB 1,000,000 (approximately $143,973) which is payable over the term of the Hotel Group Agreement in a series of milestone payments. The initial payment of RMB 400,000 (RMB $388,350 net of tax or approximately $56,222) was received on November 12, 2018. The balance is payable in a series of 2 payments of RMB 300,000 (approximately $43,192 from time to time as each milestone is completed, over a period of 11 months, with the final payment being due on or before July 31, 2019. Any disputes between the parties are to be submitted to the Beijing International Arbitration Agency or a People’s Court of the Hotel Group’s location. The Hotel Group Agreement provides for a breach penalty in an amount equal to 5% of the contract amount in the event that either party defaults in its obligations pursuant to the Hotel Group Agreement.

The Company recognizes revenue under this agreement as its performance obligations under each milestone of the agreement are completed. At November 30, 2018, the Company’s performance obligations of the Phase 1 Period 1 milestone (relating to the RMB 400,000 initial payment) had been completed. At February 28, 2019, the Company has no contract assets or contract liabilities relating to this agreement.

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

The agreement also provides for UBI Hong Kong to pay the remaining HK $2,457,552 (approximately $314,000) of its installments as follows: HK $687,934 (approximately $88,000) by April 1, 2018; HK$687,934 (approximately $88,000) by October 1, 2018; HK $687,934 (approximately $88,000) by April 1, 2019 and HK$393,750 (approximately $50,000) within three months of the completion of the HKPU Project. On May 11, 2018, UBI Hong Kong paid HKPU a second installment of HK $643,647 (approximately $82,000). On May 24, 2018, HKSAR also paid HKPU a second installment of HK $643,647 (approximately $82,000). On December 10, 2018, UBI Hong Kong paid HKPU a third installment of HK$ 653,647 (approximately $83,000). While UBI Hong Kong does not have the financial wherewithal to pay current installments under the agreement as due, Tony Liu has personally agreed and been able to provide funding as necessary for both operations of the Company and obligations due under the agreement.

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

Project Summary

The goal of this project is to provide a comprehensive solution to the worldwide problem of counterfeit medicines. Leveraging latest techniques the team wants to develop a low-cost, scalable, secure blockchain tracking platform for: (1) Manufacturers to record necessary data of the drugs during their production and transportation; (2) Distributors to trace the drugs; (3) Auditors to inspect all data; and finally (4) Consumers to verify the authenticity of the purchased product. This platform will provide suppliers of food and drug products a safety control system to determine if there was a break in the supply chain. It will identify if a product was substituted with a counterfeit or inferior product. It will help suppliers of perishable food products, reduce spoilage by tracking food shipments in the supply chain to the final consumer.

In February 2018, UBI Hong Kong performed a test at the offices of Guangxi Houde Mega Health Enterprise (“Guangxi”), a medical products company, of the version 1.0 blockchain tracking platform (using simulated test data provided by Guangxi). Guangxi is owned 70% by Star Bright International Investment Enterprise Limited, owner of 5,000,000 shares of Company Class C Common Stock (see Note 7). The test identified some technical issues that needed to be addressed and made improvements thereafter. A second round of tests was performed in July 2018 at Guangxi’s offices and at the offices of three other pharmaceutical companies. In December 2018, the Company’s research team made another visit to Guangxi’s offices to prepare for a third round of testing of the Company’s latest version of its blockchain tracking platform. The e-commerce platform will provide a digital shared accounting ledger that would make it possible to trace back a product to the very origin of the raw material used.

Once a working model of a blockchain platform is successfully operational, the Company plans to license the technology to larger food and drug third party customers, in which case the licensee can use it in accordance with the license agreement; and the Company also intends to provide the technology, when commercial ready, to third party suppliers as a paid service.

The agreement provides that the equipment acquired from the HKPU Project will belong to HKPU, who is also identified as the Beneficiary of the grant for the project and is required to provide CIT with interim and a final accounting for the proceeds of the grant as well as monies advanced by UBI Hong Kong whether the project is successful or not. While HKPU, as the Beneficiary, is provided discretion on how income arising from the intellectual property rights from the Project Materials (including among other things computer software/programs, technical materials, models, documents and materials compiled developed, produced or created by or on behalf of the Beneficiary - the “platform”) and Project Result is to be allocated, UBI Hong Kong is the sole and absolute beneficial owner (has title to) of all of the intellectual property rights which would include the platform if successfully completed under the project.

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

UBI’s business strategy is to incorporate the research and application of blockchain technology, along with a cluster of other new technologies, such as Internet of Things (“IoT”), virtual reality (“VR”), augmented reality (“AR”), and artificial intelligence (“AI”), etc. into the supply chain of traditional industries, such as pharmaceuticals, food, agriculture, finance, art and antiques, which together, we refer to as the “Blockchain+ Technology Cluster” solution. We have hired professional and technical personnel to develop a “Blockchain+ Technology Cluster” solution for each of the above mentioned industries, in addition to the blockchain platform (tentatively named “UBI Security Shield”) that we are currently developing for the food and drug industries.

Lease Commitments

In September 2017, UBI Shenzhen entered into two lease agreements for office space in Shenzhen China. The first lease provides for monthly rent of RMB 12,353, or approximately $1,848 per month, and expires September 2020. The second lease provides for monthly rent of RMB 8,964, or approximately $1,341 per month, and expires September 2019.

As of February 28, 2019, the future minimum lease payments under non-cancelable operating leases were:

Year ending February 28,2020	$31,563
Year ending February 28,2021	12,936
Total	$44,499

For the three and six months ended February 28, 2019, total rent expense was $34,420 and $67,073, respectively.

For the three and six months ended February 28, 2018, total rent expense was $23,069 and $39,690, respectively.

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

NOTE 12– SUBSEQUENT EVENT

On March 15, 2019, the Company executed an agreement with Jinzhuan Think Tank (Beijing) International Information Consulting Co., Ltd. (“Jinzhuan”). The agreement provides for Jinzhuan to arrange for the Company’s sponsorship and participation in a “Belt and Road” Think Tank Cooperation Forum where company representatives are to deliver speeches and for Jinzhuan to introduce the Company to participating government agencies, higher educational institutions, and financial institutions and to provide consulting and referral services to the Company. The agreement also provides for the Company’s payment of a RMB 611,700 (appropriately $91,500) fee to Jinzhuan for such services. This fee was paid on March 15, 2019.

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

UBI Shenzhen’s operations include, but are not limited to:

●	Researching and developing business opportunities unique to a Chinese customer base;

●	Building corporate infrastructure and administration;

●	Integration of multiple technologies and programs;

●	Building Business Relationships;

●	Human resource staffing;

●	Training personnel;

●	Equipment procurement;

●	Building the corporate website;

●	Developing marketing strategies to capitalize on commercialization activities;

●	Establishing and maintaining strategic collaborations with product suppliers; and

●	Obtaining financing to implement the business activities.

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

In order to achieve the company’s strategy, UBI has made a market development plan with the following milestones:

●	By the end of 2018, the Company further improved the development and promotion of the consortium blockchain product.

●	Starting from 2019, the company will develop the “UBI Global Health Public Chain” with full efforts. Our strategic position and product deployment consists of “Kang-Chain Net”, “Kang-Chain Cloud” and “Kang-Chain Community” to create and provide comprehensive security services plan for human health. This plan is to be completed in three years.

●	By the end of 2021, it will be fully promoted and applied.

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

Subsequent Event

The Company filed a Registration Statement on Form S-1, that registered 20,582,000 of our Class A Common Stock, par value $0.001, and 51,700,000 shares of our Class C Common Stock, par value $0.001. The Registration Statement was declared effective on December 22, 2017. After the stock suspension Notice was issued, the Commission asked the Company to file a Post-Effective Amendment to disclose the stock suspension and its ramifications. The Company filed a Post-Effective Amendment No. 1 on February 5, 2018, Post-Effective Amendment No. 2 on April 4, 2018, Post-Effective Amendment No. 3 on April 19, 2018, Post-Effective Amendment No. 4 on May 15, 2018, and Post-Effective Amendment No. 5 on July 2, 2018. In March 2019, the Company filed an application to withdraw the post-effective amendments and on April 1, 2019, filed Post-Effective Amendment No. 6 to de-register all unsold securities. Post-Effective Amendment No. 6 to de-register all unsold securities was declared effective

Results of Operations

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

Revenues

There was no revenue during the three-month period ended February 28, 2019 and 2018.

Expenses

For the three months ended February 28, 2019, the Company had total operating expenses of $704,836 as compared to $655,074 for the same period in 2018, an increase of $49,762, or 8%. For the three months ended February 28, 2019 operating expenses consisted of employee compensation of $251,125 (including stock-based compensation of $0), consulting fees of $185,000 (stock-based compensation of $185,000), professional fees of $40,000, occupancy expense of $34,420, research and development expenses $123,247, depreciation expense $9,138 and other operating expenses of $61,906.

For the three months ended February 28, 2018, operating expenses consisted of employee compensation of $196,093 (including stock-based compensation of $24,167), consulting fees of $305,883 (stock-based compensation of $300,833), depreciation of $2,205, professional fees of $49,000, occupancy cost of $23,069, research and development expenditure of $71,779 and other operating expenses of $7,045.

In December 2018 and January 2018, the Company through UBI Hong Kong paid $83,426 and $71,779, respectively to the HKPU Project. The Company charged this payment as research and development expenses. The Company will continue to charge future HKPU Project payments as R&D expense until such time as a “technologically feasible” working model of the platform has been successfully produced.

For the three months ended February 28, 2019, the interest expense accrued for loan from Tony Liu was $42,168, an increase of $24,149, or 134%, compared to $18,019 in the three months ended February 28, 2018.

Net Loss

For the three months ended February 28, 2019, the Company had a net loss of $746,918 or $(0.01) per share of Class A and Class C common stock and compared to a loss of $673,161 or $(0.01) per share of Class A and Class C common stock for the same period of 2018.

Six Months Ended February 28, 2019 Compared to Six Months Ended February 28, 2018

Revenues

During the six-month period ended February 28, 2019, the Company recognized $113,278 revenue from development agreements and the Company had no revenues in 2018.

Expenses

For the six months ended February 28, 2019, the Company had total operating expenses of $1,259,592 as compared to $1,878,598 for the same period in 2018, a decrease of $619,006, or 33%. For the six months ended February 28, 2019 operating expenses consisted of employee compensation of $424,677 (including stock-based compensation of $0), consulting fees of $370,000 (stock-based compensation of $370,000), professional fees of $108,620, occupancy expense of $67,073, research and development expenses $123,247, depreciation expense $18,782 and other operating expenses of $147,193.

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

In December 2018 and January 2018, the Company through UBI Hong Kong paid $83,426 and $71,779, respectively to the HKPU Project. The Company charged this payment as research and development expenses. The Company will continue to charge future HKPU Project payments as R&D expense until such time as a “technologically feasible” working model of the platform has been successfully produced.

For the six months ended February 28, 2019, the interest expense accrued for loan from Tony Liu was $76,949, an increase of $48,104, or 167%, compared to $28,845 in the six months ended February 28, 2018.

Net Loss

For the six months ended February 28, 2019, the Company had a net loss of $1,223,376 or $(0.01) per share of Class A and Class C common stock and compared to a loss of $1,907,501 or $(0.01) per share of Class A and Class C common stock for the same period of 2018.

Going Concern

At February 28, 2019, the Company had cash of $84,014 and current liabilities of $3,001,100. For the six months ended February 28, 2019, the Company incurred a net loss of $1,223,376. These conditions raise doubt about the Company’s ability to continue as a going concern. However, our major shareholder, who has been funding our operations in the past, has agreed to continue doing so when the Company does not generate sufficient revenue to cover its costs of operations.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty. We will consider raising capital on terms acceptable to the Company when there are such opportunities.

Liquidity and Capital Resources

As of February 28, 2019, the Company has total assets of $382,100 consisting of cash $84,014, inventory of $23,985, prepaid stock-based compensation of $123,333, deposit and prepaid expense of $31,196, office equipment of $5,217 and intangible assets of $114,355. Total liabilities is $3,001,100 as of February 28, 2019. The Company has been continuously investing in the research and development of blockchain systems and platforms. We will evaluate such investment when appropriate, in belief that considerable values can be created.

The Company started to generate income from project development during the quarter ended November 30, 2018. The working capital was provided by a major shareholder of the Company. The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None

Item 6 — Exhibits

Exhibit Number	Description of Document
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(1) Condensed Consolidated Balance Sheets at February 28, 2019 (Unaudited) and August 31, 2017 (Audited).

(2) Condensed Unaudited Consolidated Statements of Operations for the three and six month periods ended February 28, 2019 and 2018.

(3) Condensed Unaudited Consolidated Statements of Cash Flows for the three and six month periods ended February 28, 2019 and 2018.

(4) Notes to the financial statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBI Blockchain Internet, Ltd. Registrant

Date: April 12, 2019	By:	/s/ Tony Liu
	Name:	Tony Liu
Principal Executive Officer

Date: April 12, 2019	By:	/s/ Chan Cheung
	Name:	Chan Cheung
Principal Accounting Officer

