Form 10-Q
period 2019-05-31
UBI Blockchain Internet LTD-DE
filed 2019-07-12
CIK 1500242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 12, 2019, there were 30,799,046 Class A shares of common stock, par value $0.001; 6,000,000 Class B shares of common stock, par value $0.001, and 73,550,000 Class C shares of common stock, par value $0.001 of the registrant issued and outstanding.

UBI Blockchain Internet Ltd. Quarterly Report on Form 10-Q

For the Quarterly Period Ended May 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Condensed Consolidated Balance Sheets

	May 31, 2019	August 31, 2018
	(Unaudited)
Assets

Current Assets
Cash	$60,328	$23,434
Inventory	23,205	23,448
Current portion of prepaid stock-based salaries and consulting fees	-	493,333
Deposit and prepaid expenses	19,938	18,093
Total Current Assets	103,471	558,308

Office equipment, net of accumulated depreciation	2,786	9,359

Other Assets
Intangible assets, net of accumulated amortization	103,088	127,037

Total Other Assets	103,088	127,037

Total Assets	$209,345	$694,704

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued liabilities	$222,278	$151,405
Due to related party	3,400,725	1,923,599
Total current liabilities	3,623,003	2,075,004
Total liabilities	3,623,003	2,075,004

Stockholders’ Equity (Deficit):
	-	-
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 30,799,046 and 30,799,046 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	30,799	30,799
Class B common stock, $0.001 par value, 500,000,000 shares authorized, 6,000,000 and 6,000,000 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	6,000	6,000
Class C common stock, $0.001 par value, 500,000,000 shares authorized, 73,550,000 and 73,550,000 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	73,550	73,550
Additional paid in capital	7,841,571	7,841,571
Stock subscription payable	90,521	90,521
Accumulated other comprehensive income	35,250	25,051
Accumulated deficit	(11,491,349)	(9,447,792)
Total stockholders’ equity (deficit)	(3,413,658)	(1,380,300)

Total liabilities and Stockholders’ Equity (Deficit)	$209,345	$694,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended May 31, 2019 and 2018

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018

Revenue	$-	$-	$113,278	$-

Operating Expenses:
Employee compensation (including stock-based compensation of $0,$0, $0, and $96,668 respectively)	250,247	180,980	674,924	641,036
Consulting fees (including stock-based compensation of $123,333, $185,000, $493,333 and $1,018,333, respectively)	123,333	185,000	493,333	1,023,383
Professional fees (including stock-based compensation of $0, $0, $0 and $335,872, respectively)	95,230	61,280	203,850	454,152
Research and development	97,695	86,717	220,941	158,496
Occupancy	29,752	25,359	96,825	65,049
Depreciation and amortization	10,061	6,697	28,843	11,021
Other	162,716	28,898	309,910	100,392
Total Operating Expenses	769,034	574,931	2,028,626	2,453,529

Loss from Operations	(769,034)	(574,931)	(1,915,348)	(2,453,529)

Other Income (Expenses)
Interest expense - related party	(51,173)	(24,024)	(128,122)	(52,869)
Interest income	37	-	120	-
(Loss) gain on foreign currency exchange	(11)	(157)	(207)	(215)
Total Other Income (Expenses) - net	(51,147)	(24,181)	(128,209)	(53,084)

Net Loss	(820,181)	(599,112)	(2,043,557)	(2,506,613)

Other comprehensive income (loss):
Foreign exchange translation adjustment	25,523	6,415	10,199	(1,084)
Comprehensive Loss	$(794,658)	$(592,697)	$(2,033,358)	$(2,507,697)

Net Loss per share of Class A, Class B, and Class C Common Stock
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Class A, Class B, and Class C Common Shares
Basic and Diluted	110,349,046	110,199,046	110,349,046	110,189,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended May 31, 2019 and 2018

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid in	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income	Equity
For the Nine Months Ended May 31, 2019
Balance - August 31, 2017	-	$-	30,717,046	$30,717	6,000,000	$6,000	73,400,000	$73,400	$7,475,931	$90,521	$(6,343,426)	$75	$1,333,218
Class A common stock issued to four individuals associated with the Company’s former law firm - October 2, 2017	-	-	82,000	82	-	-	-	-	335,790	-	-	-	335,872
Class C common stock issued for consulting services - August 30, 2018	-	-	-	-	-	-	150,000	150	29,850	-	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	24,976	24,976
Net loss for the year ended August 31, 2018	-	-	-	-	-	-	-	-	-	-	(3,104,366)	-	(3,104,366)
Balance - August 31, 2018	-	$-	30,799,046	$30,799	6,000,000	$6,000	73,550,000	$73,550	$7,841,571	$90,521	$(9,447,792)	$25,051	$(1,380,300)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	10,199	10,199
Net loss for the nine months ended May 31, 2019	-	-	-								(2,043,557)	-	(2,043,557)
Balance - May 31, 2019	-	$-	30,799,046	$30,799	6,000,000	$6,000	73,550,000	$73,550	$7,841,571	$90,521	$(11,491,349)	$35,250	$(3,413,658)

For the Nine Months Ended May 31, 2018
Balance - August 31, 2017	-	$-	30,717,046	$30,717	6,000,000	$6,000	73,400,000	$73,400	$7,475,931	$90,521	$(6,343,426)	$75	$1,333,218
Class A common stock issued to four individuals associated with the Company’s former law firm - October 2, 2017	-	-	82,000	82	-	-	-	-	335,790	-	-	-	335,872
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(1,084)	(1,084)
Net loss for the nine months ended May 31, 2018	-	-	-	-	-	-	-	-	-	-	(2,506,613)	-	(2,506,613)
	-	$-	30,799,046	$30,799	6,000,000	$6,000	73,400,000	$73,400	$7,811,721	$90,521	$(8,850,039)	$(1,009)	$(838,607)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UBI Blockchain Internet, Ltd.

(Formerly JA Energy)

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended May 31, 2019 and 2018

	May 31, 2019	May 31, 2018

Cash Flows from Operating Activities
Net Loss	$(2,043,557)	$(2,506,613)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	28,843	11,021
Stock-based compensation - employees	-	96,668
Stock-based compensation - consulting fees	493,333	1,018,333
Stock-based compensation - professional fees	-	335,872
Changes in operating assets and liabilities:
Increase in inventory	-	(24,806)
Increase in deposit and prepaid expense	(2,055)	(3,659)
Increase in accounts payable and accrued liabilities	71,032	41,966
Increase in interest payable to related party	128,123	52,796
Net cash used by operating activities	(1,324,281)	(978,422)

Cash Flows from investing activities
Website and software development costs	-	(20,114)
Purchase of office equipment	-	(9,302)
Net cash used by operating activities	-	(29,416)

Cash Flows from financing activities
Advance from related party	1,361,014	1,047,943
Net cash provided by financing activities	1,361,014	1,047,943

Effect of exchange rate on cash	161	(265)
Net Increase in Cash	36,894	39,840
Cash and cash equivalents at beginning of period	23,434	15,405
Cash and cash equivalents at end of period	$60,328	$55,245

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UBI BLOCKCHAIN INTERNET LTD.

(FORMERLY JA ENERGY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

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

Current Company Operations

UBI Blockchain Internet Ltd. (“UBI Delaware”) was reincorporated in Delaware on November 21, 2016 for the purpose of entering into the blockchain technology business. UBI Blockchain Internet, Ltd (“UBI Hong Kong”) was organized in the Hong Kong Special Administrative Region (the “HKSAR”) in September 2016 to facilitate local financing participations. UBI Delaware opened a bank account at Abacus Federal Savings Bank in New York City. This bank account is funded by Tony Liu and is used to pay Company invoices from the U.S. UBI Hong Kong has a bank account at China Citic Bank International in Hong Kong, which is also funded by Tony Liu; this account makes disbursements relating to UBI Delaware operations in Hong Kong (such as payroll, rent, and other office expenses). UBI Hong Kong is owned and controlled by Tony Liu, CEO of UBI Delaware. UBI Hong Kong owns 30,000,000 (97%) of the 30,799,046 issued and outstanding shares of UBI Delaware Class A common stock at May 31, 2019. UBI Hong Kong has no other assets and no business operations of its own.

In December 2016, UBI Delaware engaged the services of 8 full time employees to principally work in its blockchain technology business. In January 2018, UBI Hong Kong executed an agreement with the HKSAR and The Hong Kong Polytechnic University to complete a project related to blockchain technology (see Note 11).

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At May 31, 2019, the Company had cash of $60,328 and current liabilities of $3,623,003. For the nine months ended May 31, 2019, the Company incurred a net loss of $2,043,557. According to US GAAP, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, our major shareholder, who has been funding our operations in the past, has agreed to continue doing so when the Company does not generate sufficient revenue to cover its costs of operations. The Company does not have any debt other than good faith loans from the major shareholder.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of UBI Blockchain Internet Ltd. and its wholly owned subsidiary UBI Shenzhen Cross Border E-Commerce Co., Ltd, (“UBI Shenzhen”), formerly Shenzhen Nova E-commerce, Ltd. (“Nova”) from the date of acquisition of Nova on August 29, 2017 (see Note 4). All intercompany balances and transactions have been eliminated in consolidation.

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

Of the $60,328 cash at May 31, 2019, $45,388 was held in foreign bank accounts not insured by FDIC.

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

The functional currency of UBI Shenzhen is the Chinese Renminbi (“RMB”). Assets and liabilities of UBI Shenzhen are translated into United States dollars at period-end exchange rates ($1.00 = 6.9092 RMB at May 31, 2019 and $1.00 = 6.8375 RMB at August 31, 2018). UBI Shenzhen revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 6.8264 RMB for the nine months ended May 31, 2019 and $1.00 = 6.5282 RMB for the nine months ended May 31, 2018). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The functional currency of UBI HK is the Hong Kong Dollar (“HK$”). Assets and liabilities of UBI HK are translated into United States dollars at period-end exchange rates ($1.00 = 7.8430 HK$ at May 31, 2019 and $1.00 = 7.8494 HK$ at August 31, 2018). UBI HK revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.00 = 7.8399 HK$ for the nine months ended May 31, 2019 and $1.00 = 7.8130 HK$ for the nine months ended May 31, 2018). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated at the exchange rates prevailing at the dates of the transactions. Exchange gains and losses, which were not significant for the three and nine months ended May 31, 2019 and 2018, were reflected in income.

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

The carrying values of the assets and liabilities of UBI Shenzhen at the August 29, 2017 date of acquisition consisted of:

Cash	$-
Office equipment, net	13,628
Website development costs	92,035
Total assets	105,663

Accounts payable and accrued liabilities	24,651
Due to related party	135,865
Total liabilities	160,516

Excess of liabilities over assets	$54,853

NOTE 5 – PREPAID STOCK BASED SALARIES AND CONSULTING FEES

Prepaid stock-based salaries and consulting fees at May 31, 2019 and August 31, 2018 consist of:

	Fair value of stock issuance (Note 6)	Prepaid balance at May 31, 2019	Prepaid balance at August 31, 2018
1,450,000 shares of Class C common stock issued to 7 employees on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective employees with a service term of one year expiring December 31, 2017	$290,000	$-	$-
6,950,000 shares of Class C common stock issued to 38 consultants on April 3, 2017 pursuant to service agreements between UBI Delaware and the respective consultants with a service term of one year expiring December 31, 2017	1,390,000	-	-
500,000 shares of Class A common stock issued to a consultant on May 1, 2017 pursuant to Consulting Agreement dated April 28, 2017 between UBI Delaware and the respective consultant with a service term of two years expiring April 30, 2019	1,480,000	-	493,333
Total	$3,160,000	-	493,333
Current portion		-	(493,333)
Non-current portion		$-	$-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at May 31, 2019 and August 31, 2018 consist of:

	May 31, 2019	August 31, 2018
Website development costs	$92,977	$93,952
Accumulated amortization	(25,041)	(11,278)
Website development costs, net	67,936	82,674

Software acquired to be marketed	36,907	37,294
Accumulated amortization	(5,603)	-
Software acquired to be marketed, net	31,304	37,294

Office software	8,395	8,483
Accumulated amortization	(4,547)	(1,414)
Office software, net	3,848	7,069

Total intangible assets - net	$103,088	$127,037

At May 31, 2019, the expected future amortization expense of the intangible assets was:

Years ending	Amount
May 31, 2020	$29,824
May 31, 2021	25,976
May 31, 2022	24,043
May 31, 2023	18,595
May 31, 2024	4,650
Total	$103,088

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

The $1,680,000 estimated fair value of the 8,400,000 shares of Class C common stock (using a price of $0.20 per share) was recorded as prepaid expenses and was expensed evenly over the year ended December 31, 2017 (see Note 5). For the nine months ended May 31, 2019 and 2018, we recognized stock-based employee compensation of $0 and $96,668, respectively and recognized stock-based consulting fees expense of $0 and $463,333, respectively, from these agreements.

On May 1, 2017, the Company issued 500,000 restricted shares of Class A common stock to a consultant pursuant to a Consulting Agreement dated April 28, 2017 with a service term of two years expiring April 30, 2019. The $1,480,000 estimated fair value of the 500,000 shares of Class A common stock (using a price of $2.96 per share based on a $3.95 closing trading price on April 28, 2017 less a 25% restricted stock discount) was recorded as a prepaid expense and was expensed evenly over the 2-year service period expiring April 30, 2019. For the year ended August 31, 2018, we recognized stock-based consulting fees expense of $740,000 from this agreement. For the nine months ended May 31, 2019 and 2018, we recognized stock-based consulting fees expense of $493,333 and $555,000, respectively, from this agreement.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Commencing March 2017, the Company has been using office space provided by an affiliate of UBI Blockchain Internet, LTD. (Hong Kong) (“UBI Hong Kong”) at a monthly rent of 22,100 Hong Kong Dollars (approximately $2,818 at the May 31, 2019 exchange rate) per month. For expediency reasons, the Company also uses bank accounts in the name of UBI Hong Kong to collect cash receipts and expend cash disbursements relating to Company operations. UBI Hong Kong owns 30,000,000 shares of the Company’s Class A common stock.

During the three and nine months ended May 31, 2019, Tony Liu, chief executive officer of the Company, advanced or paid a total of $557,703 and $1,361,014, respectively, of expenditures on behalf of the Company. As of May 31, 2019, the total principal amount due to Tony Liu was $3,181,634. The amount due to Tony Liu for these expenditures is interest bearing at a rate of 7% per annum. $51,173 and $24,024 interest expense was accrued for the three months ended May 31, 2019 and 2018, respectively. $128,122 and $52,869 interest expense was accrued for the nine months ended May 31, 2019 and 2018, respectively. As of May 31, 2019, accrued interest amounted to $219,091. The advances and related accrued interest are due on demand.

Included in accounts payable and accrued liabilities at May 31, 2019 and August 31, 2018 is accrued salary due to Tony Liu, chief executive officer, $51,000 and $62,744, respectively.

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

As of May 31, 2019 and August 31, 2018, the Company had net operating loss carry forwards of approximately $4,433,000 and $2,883,000, respectively, as follows:

Tax Jurisdiction	May 31, 2019	August 31, 2018
United States	$1,543,000	$1,296,000
Hong Kong	1,631,000	855,000
China (UBI Shenzhen)	1,259,000	732,000
Total	$4,433,000	$2,883,000

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

At May 31, 2019 and August 31, 2018, deferred tax assets consisted of:

	May 31, 2019	August 31, 2018
Net operating loss carry forwards	$907,919	$587,617
Valuation allowance	(907,919)	(587,617)
Deferred tax assets - net	$-	$-

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

The Company recognizes revenue under this agreement as its performance obligations under each milestone of the agreement are completed. At November 30, 2018, the Company’s performance obligations of the Phase 1 Period 1 milestone (relating to the RMB 400,000 initial payment) had been completed. At May 31, 2019, the Company has no contract assets or contract liabilities relating to this agreement.

The Hotel Group Agreement

In August 2018, the Company entered into a development agreement, by and between the Company and Harbin Madieer Hotel Group Co., Ltd. (the “Hotel Group”), dated August 26, 2018 (the “Hotel Group Agreement”). Pursuant to the terms of the Hotel Group Agreement, the Company agreed to provide to the Hotel Group a blockchain based system for hotel management. In exchange for the services and technology provided by the Company, the Hotel Group agreed to pay to the Company a total of RMB 1,000,000 (approximately $143,973) which is payable over the term of the Hotel Group Agreement in a series of milestone payments. The initial payment of RMB 400,000 (RMB $388,350 net of tax or approximately $56,222) was received on November 12, 2018. The balance is payable in a series of 2 payments of RMB 300,000 (approximately $43,192) from time to time as each milestone is completed, over a period of 11 months, with the final payment being due on or before July 31, 2019. Any disputes between the parties are to be submitted to the Beijing International Arbitration Agency or a People’s Court of the Hotel Group’s location. The Hotel Group Agreement provides for a breach penalty in an amount equal to 5% of the contract amount in the event that either party defaults in its obligations pursuant to the Hotel Group Agreement.

The Company recognizes revenue under this agreement as its performance obligations under each milestone of the agreement are completed. At November 30, 2018, the Company’s performance obligations of the Phase 1 Period 1 milestone (relating to the RMB 400,000 initial payment) had been completed. At May 31, 2019, the Company has no contract assets or contract liabilities relating to this agreement.

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

The agreement also provides for UBI Hong Kong to pay the remaining HK $2,457,552 (approximately $314,000) of its installments as follows: HK $687,934 (approximately $88,000) by April 1, 2018; HK$687,934 (approximately $88,000) by October 1, 2018; HK $687,934 (approximately $88,000) by April 1, 2019 and HK$393,750 (approximately $50,000) within three months of the completion of the HKPU Project. On May 11, 2018, UBI Hong Kong paid HKPU a second installment of HK $643,647 (approximately $82,000). On May 24, 2018, HKSAR also paid HKPU a second installment of HK $643,647 (approximately $82,000). On December 10, 2018, UBI Hong Kong paid HKPU a third installment of HK$ 653,647 (approximately $83,000). On May 10, 2019, UBI Hong Kong paid HKPU a fourth installment of HK$ 766,507 (approximately $98,000), While UBI Hong Kong does not have the financial wherewithal to pay current installments under the agreement as due, Tony Liu has personally agreed and been able to provide funding as necessary for both operations of the Company and obligations due under the agreement.

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

Installment payments to HKPU are charged to research and development expense.

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

In February 2018, UBI Hong Kong performed a test at the offices of Guangxi Houde Mega Health Enterprise (“Guangxi”), a medical products company, of the e-commerce “alpha” platform (using simulated test data provided by Guangxi). Guangxi is owned 70% by Star Bright International Investment Enterprise Limited, owner of 5,000,000 shares of Company Class C Common Stock (see Note 7). The test identified some technical issues that needed to be addressed. A second round of tests was performed in July 2018 at Guangxi’s offices and at the offices of three other pharmaceutical companies. In December 2018, the company’s research team made another visit to Guangxi’s offices to prepare for a third round of testing of the company’s latest version of its blockchain tracking platform. The e-commerce platform will provide a digital shared accounting ledger that would make it possible to trace back a product to the very origin of the raw material used.

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

UBI’s business strategy is to incorporate the research and application of blockchain technology, Internet of Things (“IoT”), pharmaceutical and food products, which together, we refer to as IBSH platform. We have hired professional and technical personnel to develop a working platform. With the development and research on the platform, we plan to build a blockchain based safety control system, tentatively named “UBI Security Shield”, with its first application to be used for food and drug safety.

Agreement with Jinzhuan Think Tank (Beijing) International Information Consulting Co., Ltd

On March 15, 2019, the Company executed an agreement with Jinzhuan Think Tank (Beijing) International Information Consulting Co., Ltd. (“Jinzhuan”). The agreement provides for Jinzhuan to arrange for the Company’s sponsorship and participation in a “Belt and Road” Think Tank Cooperation Forum where company representatives are to deliver speeches and for Jinzhuan to introduce the Company to participating government agencies, higher educational institutions, and financial institutions and to provide consulting and referral services to the Company. The agreement also provides for the Company’s payment of a RMB 611,700 (approximately $91,500) fee to Jinzhuan for such services. This fee was paid on March 15, 2019 and charged to other operating expenses.

Lease Commitments

In September 2017, UBI Shenzhen entered into two lease agreements for office space in Shenzhen China. The first lease provides for monthly rent of RMB 12,353, or approximately $1,788 per month, and expires September 2020. The second lease provides for monthly rent of RMB 8,964, or approximately $1,297 per month, and expires September 2019.

As of May 31, 2019, the future minimum lease payments under non-cancelable operating leases were:

Year ending May 31, 2020	$26,644
Year ending May 31, 2021	5,188
Total	$31,832

For the three and nine months ended May 31, 2019, total rent expense was $29,752 and $96,825, respectively.

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

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2018

Revenues

There was no revenue during the three-month periods ended May 31, 2019 and 2018.

Expenses

Operating Expenses:	2019	2018	Changes in $	Changes in %
Employee compensation	$250,247	$180,980	$69,267	38%
Consulting fees (including stock-based compensation of $123,333 and $185,000 , respectively)	123,333	185,000	(61,667)	-33%
Professional fees	95,230	61,280	33,950	55%
Research and development	97,695	86,717	10,978	13%
Occupancy	29,752	25,359	4,393	17%
Depreciation and amortization	10,061	6,697	3,364	50%
Other	162,716	28,898	133,818	463%
Total Operating Expenses	$769,034	$574,931	$194,103	34%

For the three months ended May 31, 2019, the total operating expenses was $769,034, an increase of $194,103, or 34% as compared to $574,931 for the same period in 2018. Among the increased operating expenses in 2019: employee compensation was $250,247, an increase of $69,267, or 38%, compared to $180,980 in 2018; professional fees was $95,230, an increase of $33,950, or 55%, compared to $61,280 in 2018; research and development cost was $97,695, an increase of $10,978, or 13%, compared to $86,717 in 2018; occupancy cost was $29,752, an increase of $4,393, or 17%, compared to $25,359 in 2018; depreciation and amortization expenses were $10,061, an increase of $3,364, or 50%, compared to $6,697 in 2018; other operating expenses was $162,716, an increase of $133,818, or 463%, compared to $28,898 in 2018, which resulted from a conference cost of $135,905 incurred in 2019.

The increase in operating expenses was offset by a decrease in stock-based consulting expense in the three months ended May 31, 2019. The stock-based consulting expense was $123,333, a decrease of $61,667, or 33%, compared to $185,000 in 2018. As of May 31, 2019, all unrecognized compensation costs were recognized, which were related to shares of Class A common stock issued to a consultant pursuant to a Consulting Agreement dated April 28, 2017 and shares of Class C common stock issued to 7 employees and 38 consultants pursuant to service agreements dated on April 3, 2017.

In January 2018, May 2018, December 2018, and May 2019, the Company through UBI Hong Kong paid $71,779, $82,382, $83,374, and $97,770, respectively to the HKPU Project. The Company charged these payments as research and development expenses. The Company will continue to charge future HKPU Project payments as R&D expense until such time as a “technologically feasible” working model of the platform has been successfully produced.

For the three months ended May 31, 2019, the interest expense accrued for loans from Tony Liu was $51,173, an increase of $27,149, or 113%, compared to $24,024 in the three months ended May 31, 2018, which resulted from the increased loan balance due Mr. Liu. As of May 31, 2019, loans payable to Mr. Liu amounted to $3,181,634.

Net Loss

For the three months ended May 31, 2019, the Company had a net loss of $820,181 or $(0.01) per share of Class A, Class B and Class C common stock and compared to a loss of $599,112 or $(0.01) per share of Class A, Class B and Class C common stock for the same period of 2018.

Nine Months Ended May 31, 2019 Compared to Nine Months Ended May 31, 2018

Revenues

During the nine-month period ended May 31, 2019, the Company recognized $113,278 revenue from development agreements and the Company had no revenues in 2018.

Expenses

Operating Expenses:	2019	2018	Changes in $	Changes in %
Employee compensation (including stock-based compensation of $0 and $96,668 respectively)	$674,924	$641,036	$33,888	5%
Consulting fees (including stock-based compensation of $493,333 and $1,018,333, respectively)	493,333	1,023,383	(530,050)	-52%
Professional fees (including stock-based compensation of $0 and $335,872, respectively)	203,850	454,152	(250,302)	-55%
Research and development	220,941	158,496	62,445	39%
Occupancy	96,825	65,049	31,776	49%
Depreciation and amortization	28,843	11,021	17,822	162%
Other	309,910	100,392	209,518	209%
Total Operating Expenses	$2,028,626	$2,453,529	$(424,903)	-17%

For the nine months ended May 31, 2019, the total operating expenses was $2,028,626, a decrease of $424,903, or 17% as compared to $2,453,529 for the same period in 2018. The decrease in operating expenses was primarily due to the reduction in stock-based consulting and professional fees in 2019. For the nine months ended May 31, 2019, stock-based consulting expense was $493,333, a decrease of $525,000, or 52%, compared to $1,018,333 in 2018; stock-based professional fees was $0 in the nine months ended May 31, 2019, a decrease of $335,872, compared to $335,872 in 2018. As of May 31, 2019, all unrecognized compensation costs were recognized, which were related to shares of Class A common stock issued to a consultant pursuant to a Consulting Agreement dated April 28, 2017 and shares of Class C common stock issued to 7 employees and 38 consultants pursuant to service agreements dated on April 3, 2017.

During nine months ended May 31, 2019, employee compensation was $674,924, an increase of $33,888, or 5%, compared to $641,036 in 2018; research and development cost was $220,941, an increase of $62,445, or 39%, compared to $158,496 in 2018; occupancy cost was $96,825, an increase of $31,776, or 49%, compared to $65,049 in 2018; depreciation and amortization expenses were $28,843, an increase of $17,822, or 162%, compared to $11,021 in 2018; other operating expenses was $309,910, an increase of $209,518, or 209%, compared to $100,392 in 2018, which resulted from a conference cost of $135,905 incurred in 2019.

In January 2018, May 2018, December 2018, and May 2019, the Company through UBI Hong Kong paid $71,779, $82,382, $83,374, and $97,770, respectively to the HKPU Project. The Company charged this payment as research and development expenses. The Company will continue to charge future HKPU Project payments as R&D expense until such time as a “technologically feasible” working model of the platform has been successfully produced.

For the Nine months ended May 31, 2019, the interest expense accrued for loans from Tony Liu was $128,122, an increase of $75,253, or 142%, compared to $52,869 in the Nine months ended May 31, 2018, which resulted from the increased loan balance due Mr. Liu. As of May 31, 2019, loans payable to Mr. Liu amounted to $3,181,634.

Net Loss

For the Nine months ended May 31, 2019, the Company had a net loss of $2,043,557 or $(0.02) per share of Class A, Class B and Class C common stock and compared to a loss of $2,506,613 or $(0.02) per share of Class A and Class C common stock for the same period of 2018.

Going Concern

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At May 31, 2019, the Company had cash of $60,328 and current liabilities of $3,623,003. For the nine months ended May 31, 2019, the Company incurred a net loss of $2,043,557. According to US GAAP, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, our major shareholder, who has been funding our operations in the past, has agreed to continue doing so when the Company does not generate sufficient revenue to cover its costs of operations. The Company does not have any debt other than good faith loans from the major shareholder.

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

Liquidity and Capital Resources

As of May 31, 2019, the Company has total assets of $209,345 consisting of cash $60,328, inventory of $23,205, deposit and prepaid expenses of $19,938, office equipment of $2,786 and intangible assets of $103,088. Total liabilities are $3,623,003 as of May 31, 2019. The Company has been continuously investing in the research and development of blockchain systems and platforms. We will evaluate such investment when appropriate, in the belief that considerable values can be created.

The Company started to generate income from project development in the quarter ended November 30, 2018. Working capital for the business has been provided by Tony Liu, the majority shareholder of the Company. The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through July 12, 2019 and concluded that they will not have a material effect on future financial statements.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None

Item 6 — Exhibits

Exhibit Number	Description of Document
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at May 31, 2019 (Unaudited) and August 31, 2018 (Audited).

(2) Unaudited Statements of Operations for the three month and nine-month periods ended May 31, 2019 and 2018.

(3) Unaudited Statements of Stockholders’ Deficit for the nine months ended May 31, 2019 and May 31, 2018.

(4) Unaudited Statements of Cash Flows for the nine month periods ended May 31, 2019 and 2018.

(5) Notes to the financial statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBI Blockchain Internet, Ltd. Registrant

Date: July 12, 2019	By:	/s/ Tony Liu
	Name:	Tony Liu
Principal Executive Officer

Date: July 12, 2019	By:	/s/ Chan Cheung
	Name:	Chan Cheung
Principal Accounting Officer

